Form 10KSB
period 2000-12-31
REGIONAL BANKSHARES INC
filed 2001-03-29
CIK 1135513

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000     Commission File Number 000-32493

                            REGIONAL BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

      South Carolina                                  57-1108717
(State or Other Jurisdiction of           (IRS Employer Identification Number)
 Incorporation or Organization)

            644 South Fourth Street, Hartsville, South Carolina 29550
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (843) 383-4333

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common stock, $1.00 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $1,397,712.

         There is no established trading market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2001, was approximately $4,568,345. As of March 1, 2001, there were 560,270 shares of the Registrant's common stock, $1.00 par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                              Cross-Reference Sheet

PART I...................................................................................................1
        Item 1.      Description of Business.............................................................1
        Item 2.      Description of Property.............................................................8
        Item 3.      Legal Proceedings...................................................................8
        Item 4.      Submission of Matters to Vote of Security Holders...................................9
PART II..................................................................................................9
        Item 5.      Market for Common Equity and Related Stockholder Matters............................9
        Item 6.      Management's Discussion and Analysis or Plan of Operation..........................10
        Item 7.      Financial Statements...............................................................25
        Item 8.      Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure.........................................42
PART III................................................................................................42
        Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act..............................42
        Item 10.     Executive Compensation.............................................................42
        Item 11.     Security Ownership of Certain Beneficial Owners and Management.....................42
        Item 12.     Certain Relationships and Related Transactions.....................................42
PART IV.................................................................................................43
        Item 13.     Exhibits and Reports on Form 8-K...................................................43

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, Regional Bankshares, Inc. (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management ; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Hartsville Community Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

Item 1.  Description of Business.

                                     GENERAL

         Regional Bankshares, Inc. is the successor registrant to Hartsville Community Bank, National Association (the "Bank"). The Bank was organized as a national bank and opened for business in June, 1999. The Bank's common stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and filings were made with the Office of the Comptroller of the Currency pursuant to
Section 12(i) of the Securities Exchange Act of 1934.

         Regional Bankshares, Inc. is a South Carolina corporation incorporated in 2000 to become the holding company for the Bank. On January 1, 2001, the Company completed its acquisition of the Bank and the Bank became a wholly-owned subsidiary of the Company. On January 10, 2001, the Bank converted from a national bank to a South Carolina state bank. The Company has no operations other than those carried on by the Bank as its wholly-owned subsidiary. Pursuant to 17 C.F.R. ss. 240.12g-3(g), because the acquisition of the Bank by the Company was not completed until after December 31, 2000, the financial statements and Management's Discussion and Analysis provided in this report are for the Bank only.

         The Bank conducts a general banking business from its main office located in Hartsville, South Carolina. The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Hartsville, South Carolina and makes other authorized investments. Residential mortgage loans are primarily maintained in-house with conventional mortgage financing arranged through a correspondent mortgage company.

                              BUSINESS OF THE BANK

Market Area

         The Bank's primary market area is the community of Hartsville, South Carolina and the surrounding areas within a 15 mile radius of Hartsville. This market area comprises most of Darlington County, South Carolina, as well as the incorporated areas of Bishopville in Lee County and McBee in Chesterfield County. Most of the Bank's business is drawn from the city of Hartsville and the greater Hartsville area, with significant additional business being drawn from the area outside greater Hartsville but within the designated market area.

         Hartsville has a population of approximately 10,000 within the city limits and 28,000 in the greater Hartsville area. Darlington County is located in the northeastern portion of South Carolina near the intersection of Interstates I-95 and I-20. It is bordered on the north by Chesterfield County and on the south by Florence County. Darlington County is served by an excellent network of regional roads, including major routes such as U.S. Highways 15, 52 and 401. The primary link between the two major communities of Darlington and Hartsville is a four-lane highway which tends to encourage development in the area.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 25 other financial institutions are located in the Bank's market area. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

         The Bank encounters strong competition from most of the financial institutions in its extended market area. In the conduct of certain areas of its business, the Bank also competes with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Most of these competitors have substantially greater resources and lending abilities than the Bank and offer certain services, such as international banking, investment banking, and trust services, that the Bank does not presently provide.

Deposits

         The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are offered. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities.

Lending Activities

         The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans. Consumer loans include both installment and term loans, and include loans for automobiles, household goods, education, boats and general personal expenses.

         To address the risks inherent in making loans, management maintains an allowance for loan losses based on, among other things, an evaluation of the Bank's loan loss experience, management's experience at other financial institutions in the market area, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and specific loans. However, because there are some risks that cannot be precisely quantified, management's judgment of the allowance is necessarily approximate and imprecise. The adequacy and methodology of the allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the regulators.

Real Estate Loans

         One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and the Bank generally charges an origination fee. The Bank also originates mortgage loans for sale into the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans.

         The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The ability of a borrower to repay a real estate loan depends upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased.

         The Bank also faces additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs"). In the case of an ARM, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

Commercial Loans

         The Bank makes loans for commercial purposes in various lines of business. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), Small Business Administration ("SBA") loans for new businesses (as well as other governmentally guaranteed business loans), and loans for purchases of equipment and machinery. Commercial loans vary greatly depending upon the circumstances and loan terms are structured on a case-by-case basis to better serve customer needs.

         The risks associated with commercial loans vary with many economic factors, including the economy in the Hartsville area. The well-established banks in the Bank's market area make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's commercial loans are made to small- to medium-sized businesses, which are typically smaller, have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

Consumer Loans

         The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards. The secured installment and term loans to consumers generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans and lines of credit are generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire 15 years or less after origination, unless renewed or extended.

         Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.


Other Services

         The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank offers both VISA and MasterCard brands of bank cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. The Bank also provides travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but will not provide international or trust banking services in the near future.

Employees

         The Bank has 16 full time employees. The Company has no employees.


                           SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

         The Company is a bank holding company under the federal Bank Holding Company Act ("BHCA"), and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Recent Legislation." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         The Company is also subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.

         Failure to meet capital requirements could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates should be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Bank exceeded all applicable capital requirements by a wide margin at December 31, 2000.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. It is not anticipated that the Company will pay cash dividends in the near future.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of bank loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to regulation by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records, and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions, and a substantial number of regulations have already been adopted.

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The Act and the regulations adopted by the federal banking agencies under the Act require increased disclosure to consumers about use of information about them and, in some circumstances, require notice to, or consent from, consumers before the information may be provided to a third party.

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Legislative Proposals

         New proposed legislation, which could significantly affect the business of banking, has been introduced or may be introduced in Congress from time to time. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property.

         The Bank's proposed permanent office site is owned by the Bank and consists of 37,500 square feet located at 206 South Fifth Street in Hartsville. This site is a corner location one block from the geographic center of Hartsville. This area of town is undergoing extensive redevelopment, and is likely to be a center for retail, professional and service business growth in the future. The permanent office building is under construction and will comprise between 8,000 and 8,500 feet. The building is expected to be completed in the second quarter of 2001, and is expected to cost approximately $1,000,000. The property on which the main office is to be located was purchased from an unaffiliated third party for approximately $293,400. Until completion of the main office, the Bank is operating in temporary facilities located at 644 South Fourth Street in Hartsville. The building is leased on a monthly basis.

Item 3.  Legal Proceedings.

         The Company may from time to time be a party to various legal proceedings arising in the ordinary course of business, but management of the Company is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company's business and operations.

Item 4.  Submission of Matters to Vote of Security Holders.

         On November 15, 2000, special meetings of the shareholders of each of the Company and the Bank were held to vote on acquisition of the Bank by the Company and exchange of each share of outstanding common stock of the Bank for one share of the outstanding common stock of the Company. All ten of the then outstanding shares of the Company were voted in favor of the transaction. Outstanding shares of the Bank were voted as follows:

                                                                      BROKER
             FOR            AGAINST             ABSTAIN             NON-VOTES
             ---            -------             -------             ---------

           407,745             0                   0                    0


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Absence of Market for Common Stock

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. In 2000, management was aware of a few transactions in which the Company's common stock traded for between $13.00 and $16.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of March 1, 2001, there were approximately 886 holders of record of the Company's common stock, excluding individual participants in security position listings.

Dividends

         The Company has never paid any cash dividends, and to maintain its capital, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. Because the Company has no operations other than those of the Bank and presently has no income of its own, the Company would rely on dividends from the Bank as its principal source of cash to pay dividends. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of the Bank's cash dividends to shareholders are subject to the prior approval of the South Carolina Commissioner of Banking.

         The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Issuance of Unregistered Securities

         In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 5,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for the warrants is $10 per share and they may be exercised over a ten-year period. The right to exercise the warrants vested with respect to one-third of the warrants on June 15, 2000, and will vest with respect to one-third of the remaining warrants on each of June 15, 2001 and June 15, 2002, so long as an organizer has served continuously as a director from the Bank's formation until the vesting date. Assuming all of the warrants issued to the organizers are exercised and that the Company issues no further common stock, the organizers would own an aggregate of 244,150 shares, or 40%, of the Company's outstanding common stock.

         On January 1, 2001, pursuant to a transaction in which the Company became a one-bank holding company for Hartsville Community Bank, National Association, the Company exchanged 560,270 shares of its common stock for all of the 560,270 outstanding shares of common stock of Hartsville Community Bank, National Association. The Company did not register issuance of its shares in this transaction in reliance on the exemption from registration provided by
Section 3(a)(12) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Bank's Financial Statements and the Notes thereto and the other financial data included elsewhere in this report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this report. Pursuant to 17 C.F.R. ss. 240.12g-3(g), because the acquisition of the Bank by the Company was not completed until after December 31, 2000, the financial statements and Management's Discussion and Analysis provided in this report are for the Bank only.

                                     General

At December 31, 2000, Hartsville Community Bank, N.A. (the Bank) was a nationally-chartered bank headquartered in Hartsville, South Carolina. On January 1, 2001, the Bank became a wholly-owned subsidiary of Regional Bankshares, Inc. (the Company). The Company acquired 100% of the outstanding common stock of the Bank. The Company was formed to serve as a holding company for the Bank. On January 10, 2001, the Bank converted from a nationally-chartered bank to a state-chartered bank. Management believes that the conversion will more accurately reflect the operating philosophy of management and the Board of Directors.

The Bank opened for business on June 15, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Darlington County, South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. In addition to providing traditional banking services, the Bank has a mortgage loan division. The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages.

Organizing activities for the Bank began in September 1998. Upon the completion of the application process with the Office of the Comptroller of the Currency for national bank status and with the Federal Deposit Insurance Corporation for deposit insurance, the Bank was ready to issue stock. The Bank received approval for the authorization to issue 2,000,000 shares of its common stock. The stock sale resulted in the issuance of 560,270 shares at a price of $10.00 per share. The offering resulted in capital totaling $5,533,541, net of selling expenses of $69,159. The Bank began operations on June 15, 1999 at its temporary facility on South Fourth Street in Hartsville, South Carolina.

                              Results of Operations

A comparison between 2000 and 1999 is not relevant since the Bank was only open for business 6.5 months in 1999.

For the year ended December 31, 2000

Net interest income for the year ended December 31, 2000 was $778,578. Total interest income for the year ended December 31, 2000 was $1,319,404. The primary components of interest income were from loans, including fees, of $1,021,267 and from federal funds sold of $267,120.

The Bank's net interest spread and net interest margin were 3.55% and 5.23%, respectively, in 2000. The largest component of earning assets was loans which had a yield of 10.16% in 2000. The overall yield on earning assets was 8.86% and the overall yield on interest-bearing liabilities was 5.31% in 2000.

The provision for loan losses was $118,884 in 2000. The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income for the year ended December 31, 2000 totaled $78,308. The largest component of noninterest income was service charges on deposit accounts which totaled $46,848 for the year. Other components of noninterest income included credit life insurance commissions of $14,270 and other income of $17,190.

Noninterest expense for the year ended December 31, 2000 totaled $1,302,523. The primary component of noninterest expense included salaries and employee benefits which totaled $660,924 for the year. Furniture and equipment expense totaled $89,845 for the year ended December 31, 2000. Other operating expenses totaled $491,690 for the year.

The Bank's net loss for the year ended December 31, 2000 was $355,367. The net loss for the year is after the recognition of an income tax benefit of $209,154 for the year. The income tax benefit is based on an effective tax rate of 37.05%.

For the period June 15, 1999 to December 31, 1999

Net interest income for the period June 15, to December 31, 1999 was $226,935. Total interest income for the period was $327,352 and was partially offset by interest expense of $100,417. The primary components of interest income were from loans, including fees, of $166,701 and from federal funds sold of $153,984.

The Bank's net interest spread and net interest margin were 3.08% and 5.37%, respectively, in 1999. The largest component of average earning assets was federal funds sold and interest on funds held in escrow during the organizational process. Excess funds from the stock offering were invested in federal funds until loans were generated.

The provision for loan losses was $61,637 in 1999. The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income for the period June 15, 1999 to December 31, 1999 totaled $30,711. The largest component of noninterest income was service charges on deposit accounts which totaled $15,420 for the period. Other components of noninterest income included credit life insurance commissions of $10,595 and other income of $4,696.

Noninterest expense for the period June 15, 1999 to December 31, 1999 totaled $1,116,854. Noninterest expenses included $330,434 in pre-opening expenses. Salaries and employee benefits totaled $531,874 for the period. Salaries included the cost of key personnel employed during the organizational process.
Other operating expenses totaled $484,869 for the period. These expenses included a number of one-time expenses associated with opening the Bank.

The Bank's net loss for the period June 15, 1999 to December 31, 1999 was $607,845. The net loss for the period is after the recognition of an income tax benefit of $313,000 for the period. As stated earlier, the net loss includes pre-opening expenses of $330,434.

                               Net Interest Income

General. The largest component of the Bank's net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on the Bank's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Bank's net interest margin.

Average Balances, Income and Expenses and Rates. The following table sets forth, for the periods indicated, certain information related to the Bank's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the year 2000, and balances have been annualized for the period June 15, 1999 to December 31, 1999.

Average Balances, Income and Expenses and Rates

                                                                       2000                                    1999
                                                                       ----                                    ----
                                                       Average       Income/         Yield/       Average     Income/       Yield/
(Dollars in thousands)                                 Balance       Expense         Rate         Balance     Expense        Rate
                                                       -------       -------         ----         -------     -------        ----
Assets:
 Earning Assets:
   Loans (1) ...................................      $ 10,052      $   1,021        10.16%     $  1,604       $  167         10.41%
   Securities, taxable (2) .....................           344             22         6.40            18            1          5.55
   Nonmarketable securities ....................           192              9         4.69            91            5          5.49
   Federal funds sold ..........................         4,294            267         6.22         2,492          154          6.18
                                                      --------       --------                   --------       ------
     Total earning assets ......................        14,882          1,319         8.86         4,205          327          7.78
                                                      --------       --------                   --------       ------
 Cash and due from banks .......................           675                                       715
 Premises and equipment ........................           686                                       227
 Other assets ..................................           486                                       138
 Allowance for loan losses .....................           (98)                                      (14)
                                                      --------                                  --------
     Total assets ..............................      $ 16,631                                  $  5,271
                                                      ========                                  ========
Liabilities:
 Interest-Bearing Liabilities:
   Interest-bearing transaction accounts........      $  1,376             32         2.33%     $    263            4          1.52%
   Savings deposits ............................         2,728            124         4.55           895           38          4.36
   Time deposits ...............................         6,080            385         6.33           727           38          5.23
   Other short-term borrowings .................             -              -            -           242           20          8.26
                                                      --------       --------                   --------       ------
     Total interest-bearing liabilities.........        10,184            541         5.31         2,127          100          4.70
                                                      --------       --------                   --------       ------

 Demand deposits ...............................         1,552                                       318
 Accrued interest and other liabilities ........           163                                        21
 Shareholders' equity ..........................         4,732                                     2,805
                                                      --------                                  --------
     Total liabilities and shareholders' equity.      $ 16,631                                  $  5,271
                                                      ========                                  ========
 Net interest spread ...........................                                      3.55%                                    3.08%
 Net interest income ...........................                     $    778                                 $   227
                                                                     ========                                  ======
Net interest margin ............................                                      5.23%                                    5.37%

(1) The effect of loans in nonaccrual status and the effect of fees collected on loans is not significant to the computations. All loans and deposits are domestic.
(2) Average investment securities exclude the valuation allowance on securities available-for-sale.

                              Rate/Volume Analysis

Analysis of Changes in Net Interest Income. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest- bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided as follows:

                                                                                         2000 compared to 1999
                                                                                     Due to increase (decrease) in
 (Dollars in thousands)                                               Volume            Rate             Volume/Rate          Total
                                                                      ------            ----             -----------          -----
Interest income:
  Loans ..................................................            $  880            $   (4)            $  (21)            $  855
  Securities, taxable ....................................                18                 -                  3                 21
  Nonmarketable securities ...............................                 5                (1)                (1)                 3
  Federal funds sold and other ...........................               111                 1                  1                113
                                                                      ------            ------             ------             ------
    Total interest income ................................             1,014                (4)               (18)               992
                                                                      ------            ------             ------             ------
Interest expense:
  Interest-bearing deposits ..............................               383                12                 45                440
                                                                      ------            ------             ------             ------
    Total interest expense ...............................               383                12                 45                440
                                                                      ------            ------             ------             ------
      Net interest income ................................            $  631            $  (16)            $  (63)            $  552
                                                                      ======            ======             ======             ======


                               Net Interest Income

Interest Sensitivity. The Bank monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Bank is the measurement of the Bank's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth the Bank's interest rate sensitivity at December 31, 2000.

Interest Sensitivity Analysis

                                                                          After One   After Three               Greater
                                                                           Through      Through                 Than One
December 31, 2000                                            Within One     Three        Twelve    Within One  Year or Non-
(Dollars in thousands)                                          Month       Months      Months        Year      Sensitive     Total
                                                                -----       ------      ------        ----      ---------     -----
Assets
Earning Assets
  Loans ...................................................   $    126     $    412    $  1,883    $  2,421     $ 12,736    $ 15,157
  Securities, taxable .....................................          -            -           -           -          347         347
  Nonmarktable securities .................................        239            -           -         239            -         239
  Federal funds sold ......................................      4,610            -           -       4,610            -       4,610
                                                              --------     --------    --------    --------     --------    --------
    Total earning assets ..................................      4,975          412       1,883       7,270       13,083      20,353
                                                              --------     --------    --------    --------     --------    --------

Liabilities
Interest-bearing liabilities:
  Interest-bearing deposits:
    Demand deposits .......................................      2,726            -           -       2,726            -       2,726
    Savings deposits ......................................      3,411            -           -       3,411            -       3,411
    Time deposits .........................................        797        1,878       7,240       9,915          107      10,022
                                                              --------     --------    --------    --------     --------    --------
      Total interest-bearing deposits .....................      6,934        1,878       7,240      16,052          107      16,159
                                                              --------     --------    --------    --------     --------    --------
      Total interest-bearing liabilities ..................      6,934        1,878       7,240      16,052          107      16,159
                                                              --------     --------    --------    --------     --------    --------
Period gap ................................................   $ (1,959)    $ (1,466)   $ (5,357)   $ (8,782)    $ 12,976
                                                              ========     ========    ========     =======     ========
Cumulative gap ............................................   $ (1,959)    $ (3,425)   $ (8,782)   $ (8,782)    $  4,194
                                                              ========     ========    ========     =======     ========
Ratio of cumulative gap to total earning assets ...........      (9.63)%     (16.83)%    (43.15)%    (43.15)%     20.61%


The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give the Bank the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

The Bank generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive. The Bank is cumulatively liability-sensitive over the one month to twelve month time frame. However, the Bank's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Accordingly, management believes a liability-sensitive gap position is not as indicative of the Bank's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

                     Provision and Allowance for Loan Losses

General. The Bank has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank's Board of Directors reviews and approves the appropriate level for the Bank's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market. The experience of management with other financial institutions and the experience of other financial institutions in the area has been to fund the allowance for loan losses at approximately 1% of total loans outstanding until a history is established for the Bank.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Bank's statement of income, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The Bank's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, chargeoffs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Bank's monitoring and analysis system are also reviewed periodically by the banking regulators and the Bank's independent auditors.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that chargeoffs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Bank does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to the Bank's allowance for loan losses and the composition of chargeoffs and recoveries for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999.

Allowance for Loan Losses

(Dollars in thousands)                                                                                  2000                  1999
                                                                                                        ----                  ----
Total loans outstanding at end of period ...............................................              $15,157               $ 5,536
                                                                                                      =======               =======
Average loans outstanding ..............................................................              $10,052               $ 1,604
                                                                                                      =======               =======
Balance of allowance for loan losses at beginning of period ............................              $    55               $     -
Loan losses:
  Real estate - construction ...........................................................                    -                     -
  Real estate - mortgage ...............................................................                    -                     -
  Commercial and industrial ............................................................                    -                     -
  Consumer and other ...................................................................                   21                     7
                                                                                                      -------               -------
     Total loan losses .................................................................                   21                     7
                                                                                                      -------               -------
Recoveries of previous loan losses:
  Real estate - construction ...........................................................                    -                     -
  Real estate - mortgage ...............................................................                    -                     -
  Commercial and industrial ............................................................                    -                     -
  Consumer and other ...................................................................                    6                     -
                                                                                                      -------               -------
     Total recoveries ..................................................................                    6                     -
                                                                                                      -------               -------
Net loan losses ........................................................................                   15                     7
Provision for loan losses ..............................................................                  119                    62
                                                                                                      -------               -------
Balance of allowance for loan losses at end of period ..................................              $   159               $    55
                                                                                                      =======               =======

Allowance for loan losses to period end loans ..........................................                 1.05%                 0.99%
Net chargeoffs to average loans ........................................................                 0.15                  0.44

                              Nonperforming Assets

Nonperforming Assets. There was one loan totaling $10,789 in nonaccrual status at December 31, 2000. There were no loans past due ninety days or more and still accruing interest at December 31, 2000.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or chargeoff of the principal balance of the loan which would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if the Bank's nonaccrual loans had been current in accordance with their original terms, is immaterial.

Potential Problem Loans. At December 31, 2000, the Bank had identified $39,597 in criticized loans and $12,766 in classified loans through its internal review mechanisms. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses. Until a history is established, the overall objective of the Bank has been to maintain the allowance for loan losses at approximately 1% of total loans to provide for potential problem loans.

                         Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income for the year ended December 31, 2000, was service charges on deposit accounts which totaled $46,848. This amount included NSF and overdraft fees of $28,846.

The largest component of noninterest income for the period June 15, 1999 to December 31, 1999, was service charges on deposit accounts which totaled $15,420. This amount included NSF and overdraft fees of $12,025.

The following table sets forth the principal components of noninterest income for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999.

(Dollars in thousands)                                          2000        1999
                                                                ----        ----
Service charges on deposit accounts ..................          $47          $15
Credit life insurance commissions ....................           14           11
Other income .........................................           18            5
                                                                ---          ---
    Total noninterest income .........................          $79          $31
                                                                ===          ===

Noninterest Expense. Salaries and employee benefits, the largest component of noninterest expense, were $660,924 for the year ended December 31, 2000. Furniture and equipment expense and net occupancy expense totaled $89,845 and $60,064, respectively, for the year ended December 31, 2000. Other operating expenses totaled $491,690 for the year. The largest item in other operating expenses was the service bureau data processing charges which totaled $83,728.

Salaries and employee benefits, the largest component of noninterest expense, totaled $531,874 for the period June 15, 1999 to December 31, 1999. Of this total, $160,576 related to salaries prior to the Bank's opening on June 15, 1999. Other operating expense totaled $484,869 for the period June 15, 1999 to December 31, 1999. Pre-opening expenses associated with forming the Bank comprise a significant portion of these expenses.

The following table sets forth the primary components of noninterest expense for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999.

(Dollars in thousands)                                      2000           1999
                                                            ----           ----
Salaries and employee benefits .....................       $  661        $  532
Net occupancy and equipment expense ................          150           100
Advertising and public relations ...................           65            70
Office supplies, stationery, and printing ..........           35            55
Service bureau and related expense .................           84            41
Professional fees and services .....................           51           112
Telephone expenses .................................           19            20
Other ..............................................          237           187
                                                           ------        ------
     Total noninterest expense .....................       $1,302        $1,117
                                                           ======        ======
Efficiency ratio ...................................       152.01%       432.95%

                                 Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $10,052,000 in 2000. At December 31, 2000, total loans were $15,157,361.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Bank's general emphasis on all types of lending.

Composition of Loan Portfolio

December 31,                                                              2000                                   1999
                                                                          ----                                   ----
(Dollars in thousands)                                           Amount     Percent of Total             Amount     Percent of Total
                                                                 ------     ----------------             ------     ----------------
Commercial and industrial ..........................           $  3,329            21.96%              $  1,192            21.54%
Real estate
  Construction .....................................              1,439             9.49                    121             2.19
  Mortgage-residential .............................              4,422            29.17                  1,397            25.23
  Mortgage-nonresidential ..........................              1,936            12.77                    814            14.70
Consumer ...........................................              3,956            26.11                  1,858            33.56
Other ..............................................                 75             0.50                    154             2.78
                                                               --------           ------               --------           ------
     Total loans ...................................             15,157           100.00%                 5,536           100.00%
Allowance for loan losses ..........................               (159)                                    (55)
                                                               --------                                --------
     Net loans .....................................           $ 14,998                                $  5,481
                                                               ========                                ========


The largest component of the Bank's loan portfolio is real estate mortgage loans. At December 31, 2000, real estate mortgage loans totaled $6,357,811 and represented 41.94% of the total loan portfolio.

In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Bank's market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Residential mortgage loans totaled $4,421,265 at December 31, 2000. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $1,936,546 at December 31, 2000. The demand for residential and commercial real estate loans in the Hartsville market has remained stable. The Bank has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

The Bank's loan portfolio is also comprised heavily of consumer loans. At December 31, 2000 consumer and other loans totaled $4,031,263 and represented 26.61% of the total loan portfolio.

Commercial and industrial loans totaled $3,329,040 at December 31, 2000 and comprised 21.96% of the total portfolio.

The Bank's loan portfolio reflects the diversity of its market. The Bank's home office is located in Hartsville in Darlington County, South Carolina. The economy of Hartsville contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Management expects the area to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. The Bank does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Bank. The following table sets forth the Bank's loans maturing within specified intervals at December 31, 2000.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                                     Over One Year
December 31, 2000                                                     One Year or        Through         Over Five
 (Dollars in thousands)                                                   Less         Five Years           Years             Total
                                                                          ----         ----------           -----             -----
Commercial and industrial ..................................           $   230           $ 1,422           $ 1,677           $ 3,329
Real estate ................................................             1,390             2,896             3,511             7,797
Consumer and other .........................................               801             3,204                26             4,031
                                                                       -------           -------           -------           -------
                                                                       $ 2,421           $ 7,522           $ 5,214           $15,157
                                                                       -------           -------           -------           -------

Loans maturing after one year with:
  Fixed interest rates .....................................                                                                 $ 8,982
  Floating interest rates ..................................                                                                   3,754
                                                                                                                             -------
                                                                                                                             $12,736
                                                                                                                             =======


The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is also a component of the Bank's total earning assets. Total securities available-for-sale averaged $344,000 in 2000. At December 31, 2000, total securities available-for-sale were $346,709. All securities were designated as available-for-sale and were recorded at their estimated fair value. Investment securities also include certain nonmarketable equity securities including Federal Reserve Bank stock, Federal Home Loan Bank stock and Community Financial Services, Inc. stock. These securities are recorded at their original cost and totaled $238,603 at December 31, 2000.

The   following   table   sets   forth   the  fair   value  of  the   securities
available-for-sale held by the Bank at December 31, 2000 and 1999.

Fair Value of Securities

 December 31,                                                   2000       1999
                                                                ----       ----
 (Dollars in thousands)
U.S. government agencies and corporations ..............        $347        $342
                                                                ----        ----

Total securities available-for-sale ....................        $347        $342
                                                                ====        ====

The following table sets forth the scheduled maturities and average yields of securities available-for-sale held at December 31, 2000.

Investment Securities Maturity Distribution and Yields

December 31, 2000                             Within Five Years     Total
                                              -----------------     -----
(Dollars in thousands)                        Amount    Yield   Amount    Yield
                                              ------    -----   ------    -----
U.S. government agencies and corporations ..   $347      6.40%   $347      6.40%
                                               ----              ----
 Total securities available for sale .......   $347      6.40%   $347      6.40%
                                               ====              ====

Other attributes of the securities  portfolio,  including yields and maturities,
are  discussed  above  in  "---Net  Interest  Income---   Interest   Sensitivity
Analysis."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $4,294,000 in 2000. At December 31, 2000, short-term investments totaled $4,610,000. These funds are an important source of the Bank's liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

                                    Deposits

Average interest-bearing liabilities totaled $10,184,000 in 2000. In 2000, all interest-bearing liabilities were deposits.

Deposits. Average total deposits totaled $11,736,000 during 2000. At December 31, 2000, total deposits were $18,464,219.

The following table sets forth the deposits of the Bank by category at December 31, 2000 and 1999.

Deposits

December 31,                                                                 2000                                1999
                                                                             ----                                ----
                                                                                     Percent of                           Percent of
(Dollars in thousands)                                             Amount             Deposits           Amount            Deposits
                                                                   ------             --------           ------            --------
Demand deposit accounts ....................................      $ 2,305              12.48%           $   992               15.64%
NOW accounts ...............................................        2,726              14.76                773               12.19
Money market accounts ......................................        3,247              17.59              1,763               27.79
Savings accounts ...........................................          165               0.89                105                1.66
Time deposits less than $100,000 ...........................        6,119              33.14              1,907               30.06
Time deposits of $100,000 or over ..........................        3,902              21.14                803               12.66
                                                                  -------             ------            -------              ------
  Total deposits ...........................................      $18,464             100.00%           $ 6,343              100.00%
                                                                  =======                               =======

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Bank's loan portfolio and other earning assets. The Bank's core deposits were $14,561,835 at December 31, 2000.

Deposits, and particularly core deposits, have been the Bank's primary source of funding and have enabled the Bank to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Bank's primary source of funding in the future. The Bank's loan-to-deposit ratio was 85.65% at December 31, 2000. The maturity distribution of the Bank's time deposits over $100,000 at December 31, 2000, is set forth in the following table:

Maturities of Time Deposits of $100,000 or More

                                                                                                   After Six
                                                                                    After Three     Through
                                                                      Within Three  Through Six      Twelve     After Twelve
(Dollars in thousands)                                                   Months       Months         Months      Months       Total
                                                                         ------       ------         ------      ------       -----
Certificates of deposit of $100,000 or more .....................        $1,133        $  942        $1,827      $   -        $3,902


Approximately 29.04% of the Bank's time deposits over $100,000 had scheduled maturities within three months, and 53.18% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

                                     Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Bank is required to maintain certain risk-based and leverage ratios. The Bank exceeded these regulatory capital ratios at December 31, 2000 and 1999 as set forth in the following table.

Analysis of Capital and Capital Ratios

December 31,                                                                                             2000                 1999
                                                                                                         ----                 ----
(Dollars in thousands)
Tier 1 capital .............................................................................            $ 4,570             $ 4,925
Tier 2 capital .............................................................................                159                  55
                                                                                                        -------             -------
 Total qualifying capital ..................................................................            $ 4,729             $ 4,980
                                                                                                        =======             =======

Risk-adjusted total assets (including off-balance-sheet exposures) .........................            $17,033             $ 6,635
                                                                                                        =======             =======

Tier 1 risk-based capital ratio ............................................................              26.83%              74.24%
Total risk-based capital ratio .............................................................              27.77%              75.06%
Tier 1 leverage ratio ......................................................................              21.70%              47.02%


                              Liquidity Management

Liquidity management involves monitoring the Bank's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Nevertheless, management believes that cash and cash equivalents in combination with deposit inflows and loan repayments are adequate to meet reasonably foreseeable demands for deposit withdrawals and the funding of new loans.

                               Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Bank's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                    Accounting and Financial Reporting Issues

In June 1998, the Financial  Accounting  Standards Board (FASB) issued Statement
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used and how the derivative is designated. The Bank adopted SFAS No. 133 on July 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the financial statements.


                              Industry Developments

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton in November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Bank faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Bank.

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Bank cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Bank.

Item 7.  Financial Statements.

Independent Auditors' Report
Balance Sheets
Statements of Income
Statements of Changes in Shareholders' Equity and Comprehensive Income Statements of Cash Flows
Notes to Financial Statements

                       TOURVILLE, SIMPSON & CASKEY, L.L.P.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              POST OFFICE BOX 1769
                         COLUMBIA, SOUTH CAROLINA 29202

                            TELEPHONE (803) 252-3000
                               FAX (803) 252-2226
WILLIAM E. TOURVILLE, CPA                                   MEMBER AICPA SEC AND
HARRIET S. SIMPSON, CPA, CISA, CDP                             PRIVATE COMPANIES
R. JASON CASKEY, CPA                                           PRACTICE SECTIONS

JOHN T. DRAWDY, JR., CPA
TIMOTHY R. ALFORD, CPA
DAVID J. WATKINS II, CPA







                          INDEPENDENT AUDITORS' REPORT







The Board of Directors
Hartsville Community Bank, N.A.
Hartsville, South Carolina


We have audited the accompanying balance sheets of Hartsville Community Bank, N.A., as of December 31, 2000 and 1999 and the related statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hartsville Community Bank, N.A., as of December 31, 2000 and 1999 and the results of their operations and cash flows for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999 in conformity with generally accepted accounting principles.



s/Tourville, Simpson and Caskey, L.L.P.

Tourville, Simpson and Caskey, L.L.P.
Columbia, South Carolina
January 31, 2001

                         HARTSVILLE COMMUNITY BANK, N.A.

                                 Balance Sheets
                           December 31, 2000 and 1999

                                                                                                   2000                    1999
                                                                                                   ----                    ----
Assets:
 Cash and cash equivalents:
  Cash and due from banks ..........................................................           $  1,408,628            $    894,020
  Federal funds sold ...............................................................              4,610,000               3,470,000
                                                                                               ------------            ------------
    Total cash and cash equivalents ................................................              6,018,628               4,364,020
                                                                                               ------------            ------------

 Investment securities:
  Securities available-for-sale ....................................................                346,709                 342,131
  Nonmarketable equity securities ..................................................                238,603                 168,150
                                                                                               ------------            ------------
    Total investment securities ....................................................                585,312                 510,281
                                                                                               ------------            ------------

 Loans receivable: .................................................................             15,157,361               5,536,489
  Less allowance for loan losses ...................................................               (159,000)                (54,629)
                                                                                               ------------            ------------
    Loans, net .....................................................................             14,998,361               5,481,860

 Premises, furniture and equipment, net ............................................              1,051,941                 607,219
 Accrued interest receivable .......................................................                 89,540                  28,573
 Other assets ......................................................................                560,275                 334,313
                                                                                               ------------            ------------
    Total assets ...................................................................           $ 23,304,057            $ 11,326,266
                                                                                               ============            ============

Liabilities:
 Deposits:
  Noninterest-bearing transaction accounts .........................................           $  2,304,641            $    991,569
  Interest-bearing transaction accounts ............................................              2,726,322                 773,323
  Savings ..........................................................................              3,411,490               1,867,787
  Time deposits $100,000 and over ..................................................              3,902,384                 803,481
  Other time deposits ..............................................................              6,119,382               1,907,206
                                                                                               ------------            ------------
    Total deposits .................................................................             18,464,219               6,343,366

 Accrued interest payable ..........................................................                245,113                  32,200
 Other liabilities .................................................................                 24,005                  25,607
                                                                                               ------------            ------------
    Total liabilities ..............................................................             18,733,337               6,401,173
                                                                                               ------------            ------------

Commitments and Contingencies (Notes 11 and 16)

Shareholders' Equity:
 Common stock, $5.00 par value, 2,000,000 shares authorized;
   560,270 shares issued and outstanding ...........................................              2,801,350               2,801,350
 Capital surplus ...................................................................              2,732,191               2,732,191
 Retained earnings (deficit) .......................................................               (963,212)               (607,845)
 Accumulated other comprehensive income (loss) .....................................                    391                    (603)
                                                                                               ------------            ------------
    Total shareholders' equity .....................................................              4,570,720               4,925,093
                                                                                               ------------            ------------

    Total liabilities and shareholders' equity .....................................           $ 23,304,057            $ 11,326,266
                                                                                               ============            ============


     The accompanying notes are an integral part of the financial statements.

                              Statements of Income
                    for the year ended December 31, 2000 and
                for the period June 15, 1999 to December 31, 1999

                                                                                                  2000                       1999
                                                                                                  ----                       ----
Interest income:
 Loans, including fees .........................................................              $ 1,021,267               $   166,701
 Investment securities:
   Taxable .....................................................................                   22,110                     1,202
   Nonmarketable equity securities .............................................                    8,907                     5,465
 Federal funds sold ............................................................                  267,120                   153,984
                                                                                              -----------               -----------
   Total .......................................................................                1,319,404                   327,352
                                                                                              -----------               -----------

Interest expense:
 Time deposits $100,000 and over ...............................................                  134,967                    13,499
 Other deposits ................................................................                  405,859                    66,677
 Short-term borrowings .........................................................                        -                    20,241
                                                                                              -----------               -----------
   Total .......................................................................                  540,826                   100,417
                                                                                              -----------               -----------

Net interest income ............................................................                  778,578                   226,935

Provision for loan losses ......................................................                  118,884                    61,637
                                                                                              -----------               -----------

Net interest income after provision for loan losses ............................                  659,694                   165,298
                                                                                              -----------               -----------

Other income:
 Service charges on deposit accounts ...........................................                   46,848                    15,420
 Credit life insurance commissions .............................................                   14,270                    10,595
 Other income ..................................................................                   17,190                     4,696
                                                                                              -----------               -----------
   Total .......................................................................                   78,308                    30,711
                                                                                              -----------               -----------

Other expenses:
 Salaries and employee benefits ................................................                  660,924                   531,874
 Net occupancy expense .........................................................                   60,064                    46,865
 Furniture and equipment expense ...............................................                   89,845                    53,246
 Other operating expenses ......................................................                  491,690                   484,869
                                                                                              -----------               -----------
   Total .......................................................................                1,302,523                 1,116,854
                                                                                              -----------               -----------

Income (loss) before income taxes ..............................................                 (564,521)                 (920,845)

Income tax provision (benefit) .................................................                 (209,154)                 (313,000)
                                                                                              -----------               -----------

Net income (loss) ..............................................................              $  (355,367)              $  (607,845)
                                                                                              ===========               ===========

Earnings per share
Basic earnings (losses) per share ..............................................              $     (0.63)              $     (1.08)
Diluted earnings (losses) per share ............................................              $     (0.63)              $     (1.08)


     The accompanying notes are an integral part of the financial statements.

     Statements of Changes in Shareholders' Equity and Comprehensive Income
                    for the year ended December 31, 2000 and
                for the period June 15, 1999 to December 31, 1999

                                                                                                         Accumulated
                                                   Common Stock                              Retained       Other
                                                   ------------               Capital        Earnings   Comprehensive
                                               Shares         Amount          Surplus        (Deficit)       Income         Total
                                               ------         ------          -------        ---------       ------         -----

Common stock issued ....................      560,270      $ 2,801,350      $ 2,801,350              -           -      $ 5,602,700

Cost of common stock issuance ..........                                        (69,159)                                    (69,159)

Net income (loss)
 for the period . ......................                                                      (607,845)                    (607,845)

Other comprehensive
 income (loss), net of tax
 benefit of $310........................                                                                      (603)            (603)
                                                                                                                        -----------

Comprehensive income ...................                                                                                   (608,448)
                                              -------      -----------      -----------      ---------       -----      -----------

Balance, ...............................      560,270        2,801,350        2,732,191       (607,845)       (603)       4,925,093
 December 31, 1999

Net income (loss) ......................                                                      (355,367)                    (355,367)

Other comprehensive
 income (loss), net of tax
 expense of $539 .......................                                                                       994              994
                                                                                                                        -----------

Comprehensive income ...................                                                                                   (354,373)
                                              -------      -----------      -----------      ---------       -----      -----------

Balance,
December 31, 2000 ......................      560,270      $ 2,801,350      $ 2,732,191      $(963,212)      $ 391      $ 4,570,720
                                              =======      ===========      ===========      =========       =====      ===========




     The accompanying notes are an integral part of the financial statements.

                            Statements of Cash Flows
                    for the year ended December 31, 2000 and
                for the period June 15, 1999 to December 31, 1999

                                                                                                     2000                 1999
                                                                                                     ----                 ----
Cash flows from operating activities:
 Net income (loss) .....................................................................         $   (355,367)         $   (607,845)
 Adjustments to reconcile net income to net cash (used) provided by operating activities:
  Provision for possible loan losses ...................................................              118,884                61,637
  Depreciation and amortization expense ................................................               75,789                44,789
  Accretion and premium amortization ...................................................               (3,045)                 (161)
  Deferred income tax provision (benefit) ..............................................             (209,693)             (313,000)
  Increase in accrued interest receivable ..............................................              (60,967)              (28,573)
  Increase in accrued interest payable .................................................              212,913                32,200
  Increase in other assets .............................................................              (16,808)              (21,003)
  (Decrease) increase in other liabilities .............................................               (1,602)               25,607
                                                                                                 ------------          ------------
    Net cash used by operating activities ..............................................             (239,896)             (806,349)
                                                                                                 ------------          ------------

Cash flows from investing activities:
 Purchases of securities available-for-sale ............................................                    -              (342,883)
 Purchase of nonmarketable equity securities ...........................................              (70,453)             (168,150)
 Net increase in loans to customers ....................................................           (9,635,385)           (5,543,497)
 Purchase of premises and equipment ....................................................             (520,511)             (652,008)
                                                                                                 ------------          ------------
    Net cash used by investing activities ..............................................          (10,226,349)           (6,706,538)
                                                                                                 ------------          ------------

Cash flows from financing activities:
 Net increase in demand deposits, interest-bearing transaction accounts
 and savings accounts ..................................................................            4,809,774             3,632,679
 Net increase in certificates of deposit and other time deposits .......................            7,311,079             2,710,687
 Issuance of common stock, net of direct costs .........................................                    -             5,533,541
                                                                                                 ------------          ------------
    Net cash provided by financing activities ..........................................           12,120,853            11,876,907
                                                                                                 ------------          ------------

Net increase in cash and cash equivalents ..............................................            1,654,608             4,364,020

Cash and cash equivalents, beginning of period .........................................            4,364,020                     -
                                                                                                 ------------          ------------

Cash and cash equivalents, end of period ...............................................         $  6,018,628          $  4,364,020
                                                                                                 ============          ============



     The accompanying notes are an integral part of the financial statements.

                         HARTSVILLE COMMUNITY BANK, N.A.
                          Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Hartsville Community Bank, N.A., (the Bank) was incorporated on March 24, 1999 and commenced business on June 15, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Darlington County, South Carolina. The Bank is a national chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation. As discussed in Note 19, the shareholders approved the formation of a holding company known as Regional Bankshares, Inc. The effective date was January 1, 2001 and the holding company acquired all of the outstanding common stock of the Bank.

Management's Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Significant Group Concentrations of Credit Risk - Most of the Bank's activities are with customers located within Darlington County in South Carolina. The types of securities in which the Bank invests are discussed in Note 3. The types of lending that the Bank engages in are discussed in Note 4. The Bank does not have any significant concentrations to any one industry or customer.

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders' equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Bank's investment in the stock of the Federal Reserve Bank, Federal Home Loan Bank, and Community Financial Services, Inc. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required by law of every national bank. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. There were no borrowings at December 31, 2000. At December 31, 2000 and 1999, the Bank's investment in Federal Reserve Bank stock was $168,150. At December 31, 2000, investment in the Federal Home Loan Bank was $20,400 and investment in Community Financial Services, Inc. was $50,053. Dividends received on these stocks are included as a separate component in interest income.

---------------------------------------------------

Loans - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

Allowance for Loan Losses - An allowance for possible loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current and future economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for possible loan losses and recoveries of loans previously charged off are added to the allowance.

The Bank identifies impaired loans through its normal internal loan review process. Loans on the Bank's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2000, management has determined that no impairment of loans existed that would have a material effect on the Bank's financial statements.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 7 years. Leasehold improvements are amortized over 20 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses and depreciable premises and equipment.

Retirement Plan - The Bank has a SIMPLE retirement plan covering substantially all employees. Under the plan, participants are permitted to make discretionary contributions up to $6,000. The Bank can match employee contributions by contributing up to 3% of each employee's annual compensation up to a maximum of $3,000. The Bank matched contributions in 2000 and 1999 and charges to earnings were $15,411 and $8,145, respectively.

Earnings Per Share - Basic earnings per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding warrants, and are determined using the treasury stock method.

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

---------------------------------------------------

The components of other comprehensive income and related tax effects for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999 are as follows:

                                                                                                           2000               1999
                                                                                                           ----               ----
Unrealized gains (losses) on available-for-sale securities: ..................................           $ 1,533            $  (913)
Reclassification adjustment for gains (losses) realized in net income ........................                 -                  -
                                                                                                         -------            -------

Net unrealized gains (losses) on securities ..................................................             1,533               (913)

Tax effect ...................................................................................              (539)               310
                                                                                                         -------            -------

Net-of-tax amount ............................................................................           $   994            $  (603)
                                                                                                         =======            =======


Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Bank considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $327,913 and $68,217 for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999.

There were no income tax payments during the year ended December 31, 2000 or for the period June 15, 1999 to December 31, 1999.

Changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used and how the derivative is designated. The Bank adopted SFAS No. 133 on July 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the financial statements.

Reclassifications   -  Certain  captions  and  amounts  in  the  1999  financial statements were reclassified to conform with the 2000 presentation.


NOTE 2 - CASH AND DUE FROM BANKS

The Bank is required to maintain cash balances with the Bankers Bank to cover all cash letter transactions. At December 31, 2000, the requirement was met by the cash balance in the account and by the line available for federal funds.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2000 and 1999 were:

                                                                                            Gross Unrealized          Estimated Fair
                                                                      Amortized             ----------------          Estimated Fair
                                                                         Cost            Gains           Losses            Value
                                                                         ----            -----           ------            -----
December 31, 2000
U.S. government agencies and corporations .................           $346,089           $ 623           $      3        $346,709
                                                                      ========           =====           ========        ========

December 31, 1999
U.S. government agencies and corporations .................           $343,044           $   -           $    913        $342,131
                                                                      ========           =====           ========        ========


There were no sales of securities in 2000 or 1999.

The following is a summary of maturities of securities available-for-sale as of December 31, 2000. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                            Securities
                                                         Available-For-Sale
                                                         ------------------
                                                      Amortized   Estimated Fair
                                                        Cost          Value
                                                        ----          -----
Due after one year but within five years .........    $346,089       $346,709
                                                      --------       --------

     Total .......................................    $346,089       $346,709
                                                      ========       ========


At December 31, 2000, securities with an amortized cost of $148,687 and estimated fair value of $148,684 were pledged to secure public deposits. There were no securities pledged as collateral to secure public deposits at December 31, 1999.


NOTE 4 - LOANS

Major classifications of loans receivable at December 31, 2000 and 1999 are summarized as follows:

                                                      2000               1999
                                                      ----               ----
Real estate - construction ...............        $ 1,439,247        $   120,757
Real estate - mortgage ...................          6,357,811          2,210,718
Commercial and industrial ................          3,329,040          1,191,545
Consumer and other .......................          4,031,263          2,013,469
                                                  -----------        -----------

    Total gross loans ....................        $15,157,361        $ 5,536,489
                                                  ===========        ===========

Transactions in the allowance for loan losses for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999 are summarized below:

                                                          2000           1999
                                                          ----           ----
Balance, beginning of year .......................     $  54,629      $       -
Provision charged to operations ..................       118,884         61,637
Recoveries on loans previously charged-off .......         6,506              -
Loans charged-off ................................       (21,019)        (7,008)
                                                       ---------      ---------

    Balance, end of year .........................     $ 159,000      $  54,629
                                                       =========      =========


At December 31, 2000, the Bank had one loan in nonaccrual status totaling $10,789 and no loans past due ninety days or more and still accruing interest. At December 31, 1999, the Bank had no loans in nonaccrual status and there were no loans past due ninety days or more.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31, 2000 and 1999:

                                                        2000             1999
                                                        ----             ----
Land and leasehold improvements ..............       $  353,669       $  343,844
Furniture and equipment ......................          354,237          293,353
Construction in progress .....................          464,613           14,811
                                                     ----------       ----------
     Total ...................................        1,172,519          652,008
Less, accumulated depreciation ...............          120,578           44,789
                                                     ----------       ----------

     Premises and equipment, net .............       $1,051,941       $  607,219
                                                     ==========       ==========


The Bank has committed to spend approximately $1,000,000 for the construction of the new corporate headquarters. Construction in progress at December 31, 2000 of $464,613 is for the headquarters.


NOTE 6 - DEPOSITS

At December 31, 2000, the scheduled maturities of certificates of deposit were as follows:

 Maturing In                                                            Amount
 -----------                                                            ------
 2001                                                                $ 9,914,851
 2002                                                                    102,915
 2003                                                                      4,000
                                                                     -----------

     Total                                                           $10,021,766
                                                                     ===========

NOTE 7 - SHAREHOLDERS' EQUITY

Certain restrictions exist regarding the ability of the Bank to pay dividends. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Bank's net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus. As of December 31, 2000 and 1999, the Bank had negative retained earnings and therefore, could not pay dividends.


NOTE 8 - OTHER OPERATING EXPENSES

Other operating expenses for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999 are summarized below:

                                                             2000          1999
                                                             ----          ----
Professional fees ..................................      $ 51,074      $111,181
Telephone expenses .................................        19,405        20,013
Office supplies, stationery, and printing ..........        35,682        54,706
Service bureau and related expense .................        83,728        41,018
Advertising and public relations ...................        64,746        70,525
Automobile and mileage .............................        13,307        22,922
Other ..............................................       223,748       164,504
                                                          --------      --------

     Total .........................................      $491,690      $484,869
                                                          ========      ========


NOTE 9 - INCOME TAXES

Income tax expense (benefit) for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999 is summarized as follows:

                                                          2000          1999
                                                          ----          ----
Currently payable:
  Federal ........................................      $      -       $      -
  State ..........................................             -              -
                                                       ---------      ---------
     Total current ...............................             -              -
                                                       ---------      ---------
Change in deferred income taxes:
  Federal ........................................      (184,232)      (276,726)
  State ..........................................       (24,383)       (36,584)
                                                       ---------      ---------
     Total deferred ..............................      (208,615)      (313,310)
                                                       ---------      ---------

Income tax expense ...............................     $(208,615)     $(313,310)
                                                       =========      =========

Income tax expense is allocated as follows:
  To continuing operations .......................     $(209,154)     $(313,000)
  To shareholders' equity ........................           539           (310)
                                                       ---------      ---------

    Income tax expense ...........................     $(208,615)     $(313,310)
                                                       =========      =========

---------------------

The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are as follows:

                                                              2000        1999
                                                              ----        ----
Deferred tax assets:
 Unrealized loss on securities available-for-sale ....     $     -    $     310
 Allowance for loan losses ...........................      58,652       20,586
 Contributions carryforward ..........................       1,267          464
 Net operating loss carryforward .....................     435,660      223,532
 Organization costs ..................................      89,053      114,496
                                                         ---------    ---------
    Total gross deferred tax assets ..................     584,632      359,388
 Less, valuation allowance ...........................     (42,744)     (38,018)
                                                         ---------    ---------
    Total net deferred tax assets ....................     541,888      321,370
                                                         ---------    ---------

Deferred tax liabilities:
 Unrealized gain on securities available-for-sale ....         229            -
 Accumulated depreciation ............................      19,195        8,060
                                                         ---------    ---------
    Total deferred tax liabilities ...................      19,424        8,060
                                                         ---------    ---------

    Net deferred tax asset ...........................   $ 522,464    $ 313,310
                                                         =========    =========


Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2000, management has determined that it is more likely than not that $541,888 of the total deferred tax asset will be realized, and accordingly, has established a valuation allowance of $42,744.

The Bank has a net operating loss for income tax purposes of $1,131,584 as of December 31, 2000. This net operating loss expires in the year 2020.

Reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% to income before income taxes for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999 follows:

                                                             2000         1999
                                                             ----         ----
Tax expense at statutory rate ........................   $(191,937)   $(313,087)
State income tax, net of federal income tax benefit ..     (25,062)     (41,028)
Change in the deferred tax asset valuation allowance .       4,726       38,018
Other, net ...........................................       3,119        3,097
                                                         ---------    ---------
     Total ...........................................   $(209,154)   $(313,000)
                                                         =========    =========

NOTE 10 - LEASES

The Bank leases its main office building under an operating lease from a third party. Rental expense for the year ended December 31, 2000 was $11,280 and for the period June 15, 1999 to December 31, 1999 was $9,950. The initial lease term expired on October 31, 1999. However, the Bank exercised both of its two successive options to renew the lease for a period of one year each at a rental rate of $940 per month. There is no option to purchase the building at the end of the lease.

The Bank also leases the operations center from Industrial Properties, Inc. A director of the Bank is a shareholder in this company. The use of the operations center is considered to be temporary; and, therefore, the building is being rented on a monthly basis. The monthly rental rate is $1,600. Rental expense for the year ended December 31, 2000 was $19,200 and for the period June 15, 1999 to December 31, 1999 was $1,600.

The estimated future minimum rental commitments under these cancelable leases for the year 2001 as of December 31, 2000 is $30,480. These commitments are based on a full year of leasing the facilities. The Bank expects to cease using both buildings once the new headquarters is completed.


NOTE 11 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Bank, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2000 and 1999, the Bank had related party loans totaling $1,864,222 and $1,504,047, respectively. During 2000, advances on related party loans totaled $1,762,588 and repayments were $1,402,413.

As discussed in Note 10, the Bank leases its operations center from a director. The total amount paid to the director for rental expense for the year ended December 31, 2000 was $19,200 and for the period June 15, 1999 to December 31, 1999 was $1,600.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank may, from time to time, become a party to legal claims and disputes. At December 31, 2000, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.


NOTE 13 - STOCK WARRANTS

In accordance with the provision of the Bank's initial public stock sale, each of the twelve organizers received 5,000 stock warrants which gives them the right to purchase 5,000 shares of the Bank's common stock at a price of $10.00 per share. The warrants vested/vest equally over a three-year period beginning June 15, 2000 and expire on June 15, 2010 or ninety days after the warrant holder ceases to serve as a member of the Board of Directors.

A summary of the status of the Bank's stock warrants as of December 31, 2000 and 1999, and changes during the periods is presented below:

                                                            2000         1999
                                                            ----         ----
                                                          Warrants     Warrants
                                                          --------     --------
Outstanding at beginning of year .................         60,000              -
Granted ..........................................              -         60,000
Exercised ........................................              -              -
Cancelled ........................................              -              -
                                                           ------         ------

Outstanding at ending of year ....................         60,000         60,000
                                                           ======         ======

At December 31, 2000, there were 20,000 warrants exercisable. There were no warrants exercisable at December 31, 1999.


NOTE 14 - EARNINGS PER SHARE

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants. There were no dilutive common share equivalents outstanding during 2000 or 1999 due to the net loss; therefore, basic earnings per share and diluted earnings per share were the same.

                                                            2000          1999
                                                            ----          ----
Net income (loss) per share - basic computation:

Net income (loss) available to common shareholders ..   $ (355,367)   $(607,845)
                                                        ==========    =========

Average common shares outstanding - basic ...........      560,270      560,270
                                                        ==========    =========

Net income (loss) per share - basic .................   $    (0.63)   $   (1.08)
                                                        ==========    =========


NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2000, the most recent notification from the Bank's primary regulator categorized it as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2000 and 1999.

                                                                                                                     To Be Well-
                                                                                                                  Capitalized Under-
                                                                                           For Capital            Prompt Corrective
                                                                     Actual             Adequacy Purposes         Action Provisions
                                                              Amount        Ratio      Amount        Ratio      Amount         Ratio
                                                              ------        -----      ------        -----      ------         -----
December 31, 2000
 Total capital (to risk-weighted assets) ..............    $4,729,329      27.77%    $1,362,662      8.00%    $1,703,327      10.00%
 Tier 1 capital (to risk-weighted assets) .............     4,570,329      26.83%       681,331      4.00%     1,021,996       6.00%
 Tier 1 capital (to average assets) ...................     4,570,329      21.70%       842,285      4.00%     1,052,856       5.00%

December 31, 1999
 Total capital (to risk-weighted assets) ..............    $4,980,325      75.06%    $  530,805      8.00%    $  663,507      10.00%
 Tier 1 capital (to risk-weighted assets) .............     4,925,696      74.24%       265,403      4.00%       398,104       6.00%
 Tier 1 capital (to average assets) ...................     4,925,696      47.02%       419,000      4.00%       523,750       5.00%

NOTE 16 - UNUSED LINES OF CREDIT

As of December 31, 2000, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $2,650,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes.

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Collateral held for commitments to extend credit varies but may include accounts
receivable,   inventory,   property,   plant,   equipment  and  income-producing
commercial properties.

The  following   table   summarizes  the  Bank's   off-balance-sheet   financial
instruments whose contract amounts represent credit risk as of December 31, 2000 and 1999:

                                                       2000               1999
                                                       ----               ----
Commitments to extend credit ...............        $2,597,058        $  449,508
Standby letters of credit ..................                 -                 -

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Darlington County and surrounding areas.


NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities - The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Accrued  Interest   Receivable  and  Payable  -  The  carrying  value  of  these instruments is a reasonable estimate of fair value.

Off-balance-sheet   Financial   Instruments  -  The  carrying  amount  for  loan
commitments which are off-balance-sheet financial instruments approximates the fair value since the obligations are typically based on current market rates.

The  carrying  values  and  estimated  fair  values  of  the  Bank's   financial
instruments as of December 31, 2000 are as follows:

                                                                 2000
                                                                 ----
                                                       Carrying   Estimated Fair
                                                       Amount          Value
                                                       ------          -----
Financial Assets:
  Cash and due from banks .......................  $  1,408,628    $  1,408,628
  Federal funds sold ............................     4,610,000       4,610,000
  Securities available-for-sale .................       346,709         346,709
  Nonmarketable equity securities ...............       238,603         238,603
  Loans .........................................    15,157,361      15,166,219
  Allowance for loan losses .....................      (159,000)       (159,000)
  Accrued interest receivable ...................        89,540          89,540

Financial Liabilities:
  Demand deposit, interest-bearing
    transaction, and savings accounts............     8,442,453       8,442,453
  Certificates of deposit and other time deposits    10,021,766       9,973,705
  Accrued interest payable ......................       245,113         245,113

                                                     Notional     Estimated Fair
 Off-balance-sheet Financial Instruments:              Amount         Value
                                                       ------         -----

   Commitments to extend credit                     $ 2,597,058     $ 2,597,058
   Letters of credit                                          -               -

NOTE 19 - SUBSEQUENT EVENTS

On November 15, 2000, the shareholders of Hartsville Community Bank, N.A., approved a plan of corporate reorganization under which Hartsville Community Bank, N.A., became a wholly-owned subsidiary of Regional Bankshares, Inc. (the Company), which was organized at the direction of the Company's management. The original authorized common stock of Regional Bankshares, Inc., is 10,000,000 shares with a par value of $1.00 per share. In addition, the authorized preferred stock of the Company is 1,000,000 shares. Pursuant to the reorganization, the Company issued 560,270 shares of its common stock in exchange for all of the 560,270 outstanding common shares of the Bank. The effective date of the reorganization was January 1, 2001 and was accounted for as if it were a pooling of interests.

On January 10, 2001, the Bank converted from a nationally-chartered bank to a state-chartered bank.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the Company's 2001 Annual Stockholders Meeting (the "Proxy Statement"), is incorporated herein by reference.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

         The information set forth under the caption "Certain  Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B.

Exhibit
Number            Description
------            -----------

3.1 Articles of Incorporation of the Registrant (incorporated by reference to exhibits to Registrant's Registration Statement on Form 8-A (the "Form 8-A")).

3.2            Bylaws of Registrant (incorporated by reference to the Form 8-A).

4.1 Specimen Common Stock Certificate (incorporated by reference to the Form 8-A).

4.2            Form of Warrant Agreement Issued to Organizers.

10.1 Employment Agreement between Hartsville Community Bank, National Association and Curtis A. Tyner.

10.2           Lease  Agreement  dated  October  23,  1998  between   Hartsville
               Community   Investors,   LLC  and  Gordon  McBride   (assumed  by
               Registrant).

(b)      No Reports on Form 8-K were filed in the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REGIONAL BANKSHARES, INC.

March 28, 2001                   By: s/Curtis A. Tyner, Sr.
                                    --------------------------------------------
                                     Curtis A. Tyner, Sr.
                                     President, Chief Executive Officer and
                                        Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.


                  Signature                                         Title                               Date
                  ---------                                         -----                               ----


s/Gosnold G. Segars, Jr.
----------------------------                         Chairman of the Board of Directors            March 28, 2001
Gosnold G. Segars, Jr.

s/Curtis A. Tyner, Sr.
----------------------------                      President, Chief Executive Officer, Chief        March 28, 2001
Curtis A. Tyner, Sr.                              Financial Officer and Director (Principal
                                                 Executive Officer and Principal Accounting
                                                                  Officer)
s/Colon M. Abraham
----------------------------                                      Director                         March 28, 2001
Colon M. Abraham

s/Francine P. Bachman
----------------------------                                      Director                         March 28, 2001
Francine P. Bachman

s/T. James Bell, Jr.
----------------------------                                      Director                         March 28, 2001
T. James Bell, Jr.

s/Peter C. Coggeshall, Jr.
----------------------------                                      Director                         March 28, 2001
Peter C. Coggeshall, Jr.

s/Franklin Hines
----------------------------                                      Director                         March 28, 2001
Franklin Hines

s/J. Richard Jones
----------------------------                                      Director                         March 28, 2001
J. Richard Jones

s/Woodward H. Morgan III
----------------------------                                      Director                         March 28, 2001
Woodward H. Morgan III

s/Randolph G. Rogers
----------------------------                                      Director                         March 28, 2001
Randolph G. Rogers

s/Howard W. Tucker, Jr.
----------------------------                                      Director                         March 28, 2001
Howard W. Tucker, Jr.

s/Patricia M. West
----------------------------                                      Director                         March 28, 2001
Patricia M. West

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

3.1. Articles of Incorporation of the Registrant (incorporated by reference to exhibits to Registrant's Registration Statement on Form 8-A (the "Form 8-A")).

3.2            Bylaws of Registrant (incorporated by reference to the Form 8-A).

4.1 Specimen Common Stock Certificate (incorporated by reference to the Form 8-A).

4.2            Form of Warrant Agreement Issued to Organizers.

10.1 Employment Agreement between Hartsville Community Bank, National Association and Curtis A. Tyner.

10.2           Lease  Agreement  dated  October  23,  1998  between   Hartsville
               Community   Investors,   LLC  and  Gordon  McBride   (assumed  by
               Registrant).