Form 10QSB
period 2001-03-31
REGIONAL BANKSHARES INC
filed 2001-05-14
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             (Mark One) FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-32493

                            REGIONAL BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

            South Carolina                                     57-1108717
    (State or other jurisdiction                           (I.R.S. Employer
     of incorporation)                                    Identification No.)



                             206 South Fifth Street
                        Hartsville, South Carolina 29551
                         (Address of principal executive
                          offices, including zip code)


                                 (843) 383-4333
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         560,270 shares of common stock, $1.00 par value on May 1, 2001

                            REGIONAL BANKSHARES, INC.



                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2001 and 2000.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2001......................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000.............6

         Notes to Condensed Consolidated Financial Statements...................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation..............................................9-13

PART II. OTHER INFORMATION

Item 2. Changes in Securities....................................................................................14

Item 6. Exhibits and Reports on Form 8-K.........................................................................14

         (a) Exhibits............................................................................................14

         (b) Reports on Form 8-K.................................................................................14

Signatures.......................................................................................................15

                            REGIONAL BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                              March 31,               December 31,
                                                                                                2001                       2000
                                                                                                ----                       ----
 Assets:                                                                                     (Unaudited)
Cash and cash equivalents:
  Cash and due from banks ......................................................             $    603,179              $  1,408,628
  Federal funds sold ...........................................................                5,145,000                 4,610,000
                                                                                             ------------              ------------
    Total cash and cash equivalents ............................................                5,748,179                 6,018,628
                                                                                             ------------              ------------

Securities available-for-sale ..................................................                  352,911                   346,709
Nonmarketable equity securities ................................................                   70,453                   238,603
                                                                                             ------------              ------------
    Total investment securities ................................................                  423,364                   585,312
                                                                                             ------------              ------------

Loans receivable ...............................................................               17,584,296                15,157,361
Less allowance for loan losses .................................................                 (178,000)                 (159,000)
                                                                                             ------------              ------------
    Loans, net .................................................................               17,406,296                14,998,361

Accrued interest receivable ....................................................                  106,324                    89,540
Premises and equipment, net ....................................................                1,526,789                 1,051,941
Other assets ...................................................................                  554,183                   560,275
                                                                                             ------------              ------------
    Total assets ...............................................................             $ 25,765,135              $ 23,304,057
                                                                                             ============              ============

Liabilities
Deposits:
 Noninterest-bearing ...........................................................             $  2,825,925              $  2,304,641
 Interest-bearing ..............................................................                2,707,161                 2,726,322
 Savings .......................................................................                4,738,393                 3,411,490
 Time deposits $100,000 and over ...............................................                3,636,673                 3,902,384
 Other time deposits ...........................................................                6,979,570                 6,119,382
                                                                                             ------------              ------------
    Total deposits .............................................................               20,887,722                18,464,219

Accrued interest payable .......................................................                  267,614                   245,113
Other liabilities ..............................................................                   65,711                    24,005
                                                                                             ------------              ------------
    Total liabilities ..........................................................               21,221,047                18,733,337
                                                                                             ------------              ------------

Shareholders' Equity
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized, none issued ....................................................                        -                         -
  Common stock, $1.00 par value; 10,000,000 shares
    authorized, 560,270 shares issued and outstanding ..........................                2,801,350                 2,801,350
  Capital surplus ..............................................................                2,732,191                 2,732,191
  Retained earnings (deficit) ..................................................                 (994,959)                 (963,212)
  Accumulated other comprehensive income .......................................                    5,506                       391
                                                                                             ------------              ------------
    Total shareholders' equity .................................................                4,544,088                 4,570,720
                                                                                             ------------              ------------
    Total liabilities and shareholders' equity .................................             $ 25,765,135              $ 23,304,057
                                                                                             ============              ============


           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                   2001                      2000
                                                                                                   ----                      ----
Interest income:
  Loans, including fees ..........................................................               $ 408,250                $ 154,852
  Investment Securities:
    Taxable ......................................................................                   5,575                    5,493
    Nonmarketable equity securities ..............................................                   2,926                        -
    Federal funds sold ...........................................................                  68,123                   63,880
                                                                                                 ---------                ---------
    Total ........................................................................                 484,874                  224,225
                                                                                                 ---------                ---------

Interest expense:
  Time deposits $100,000 and over ................................................                  62,043                   15,670
  Other deposits .................................................................                 142,966                   63,698
  Short-term borrowings ..........................................................                   1,960                        -
                                                                                                 ---------                ---------
    Total ........................................................................                 206,969                   79,368
                                                                                                 ---------                ---------

Net interest income ..............................................................                 277,905                  144,857
Provision for loan losses ........................................................                  20,832                   26,740
                                                                                                 ---------                ---------
Net interest income after provision for loan losses ..............................                 257,073                  118,117
                                                                                                 ---------                ---------

Other income:
  Service charges on deposit accounts ............................................                  20,946                    8,048
  Residential mortgage origination fees ..........................................                  10,084                    3,341
  Credit life insurance commissions ..............................................                   1,707                    4,367
  Other income ...................................................................                   8,837                    4,944
                                                                                                 ---------                ---------
    Total ........................................................................                  41,574                   20,700
                                                                                                 ---------                ---------

Other expense:
  Salaries and employee benefits .................................................                 176,598                  169,398
  Net occupancy expense ..........................................................                  12,428                   16,567
  Furniture and fixture expense ..................................................                  24,789                   24,272
  Other operating expenses .......................................................                 133,426                  103,532
                                                                                                 ---------                ---------
    Total ........................................................................                 347,241                  313,769
                                                                                                 ---------                ---------

Income (loss) before income taxes ................................................                 (48,594)                (174,952)
Income tax expense (benefit) .....................................................                 (16,847)                 (64,732)
                                                                                                 ---------                ---------

Net income (loss) ................................................................               $ (31,747)               $(110,220)
                                                                                                 =========                =========

Earnings (loss) per share
Average shares outstanding .......................................................                 560,270                  560,270
Net income (loss) ................................................................               $   (0.06)               $   (0.20)


           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC
               Condensed Consolidated Statements of Shareholders'
                         Equity and Comprehensive Income
                    for the three months ended March 31, 2001
                                   (Unaudited)

                                                Common Stock                              Retained   Accumulated Other
                                                ------------              Capital         Earnings     Comprehensive
                                            Shares         Amount         Surplus         (Deficit)        Income          Total
                                            ------         ------         -------         ---------        ------          -----

Balance,
  December 31, 2000 ..................     560,270     $ 2,801,350     $ 2,732,191     $  (963,212)     $       391     $ 4,570,720

Net income (loss)
  for the period .....................                                                     (31,747)                         (31,747)

Other comprehensive
  income, net of tax
  expense of $2,635 ..................                                                                        5,115           5,115
             ------                                                                                                     -----------

Comprehensive income (loss) ..........                                                                                      (26,632)
                                           -------     -----------     -----------     -----------      -----------     -----------

Balance, March 31, 2001 ..............     560,270     $ 2,801,350     $ 2,732,191     $  (994,959)     $     5,506     $ 4,544,088
                                           =======     ===========     ===========     ===========      ===========     ===========


















           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                        2001                2000
                                                                                                        ----                ----
Cash flows from operating activities:
  Net income (loss) ....................................................................          $   (31,747)          $  (110,220)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
    Depreciation and amortization ......................................................               18,653                21,765
    Provision for possible loan losses .................................................               20,832                26,740
    Accretion and premium amortization .................................................                 (809)                 (727)
    Deferred income tax provision (benefit) ............................................               (7,216)              (64,732)
    Increase in interest receivable ....................................................              (16,784)               (8,569)
    Increase in interest payable .......................................................               22,501                29,953
    Decrease (increase) in other assets ................................................               13,030               (18,306)
    Increase in other liabilities ......................................................               41,706                14,780
                                                                                                  -----------           -----------
         Net cash provided (used) by operating activities ..............................               60,166              (109,316)
                                                                                                  -----------           -----------

Cash flows from investing activities:
    Sale of nonmarketable equity securities ............................................              168,150                     -
    Net increase in loans made to customers ............................................           (2,428,767)           (2,218,242)
    Purchases of premises and equipment ................................................             (493,501)              (19,155)
                                                                                                  -----------           -----------
         Net cash used by investing activities .........................................           (2,754,118)           (2,237,397)
                                                                                                  -----------           -----------

Cash flows from financing activities:
    Net increase in demand deposits, interest-bearing
     transaction accounts and savings accounts .........................................            1,829,026             1,434,893

    Net increase in certificates of deposit and other time deposits ....................              594,477             1,199,038
                                                                                                  -----------           -----------
         Net cash provided by financing activities .....................................            2,423,503             2,633,931
                                                                                                  -----------           -----------

Net increase (decrease) in cash and cash equivalents ...................................             (270,449)              287,218

Cash and cash equivalents, beginning ...................................................            6,018,628             4,364,020
                                                                                                  -----------           -----------

Cash and cash equivalents, ending ......................................................          $ 5,748,179           $ 4,651,238
                                                                                                  ===========           ===========

Cash paid during the period for:
    Income taxes .......................................................................          $         -           $         -
    Interest ...........................................................................          $   184,468           $    49,415





           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements, as of March 31, 2001 and for the interim periods ended March 31, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Hartsville Community Bank's 2000 Annual Report.


NOTE 2 - REORGANIZATION OF HARTSVILLE COMMUNITY BANK

On November 15, 2000, the shareholders of Hartsville Community Bank, N.A.(the "Bank"), approved a plan of corporate reorganization under which Hartsville Community Bank, N.A., became a wholly-owned subsidiary of Regional Bankshares, Inc. (the Company), which was organized at the direction of the Company's management. The original authorized common stock of Regional Bankshares, Inc., is 10,000,000 shares with a par value of $1.00 per share. In addition, the authorized preferred stock of the Company is 1,000,000 shares. Pursuant to the reorganization, the Company issued 560,270 shares of its common stock in exchange for all of the 560,270 outstanding common shares of the Bank. The effective date of the reorganization was January 1, 2001 and was accounted for as if it were a pooling of interests. The accompanying financial statements for the periods in 2000 are unchanged from the amounts previously reported by Hartsville Community Bank.

On January 10, 2001, the Bank converted from a nationally-chartered bank to a state-chartered bank.


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2001 and 2000:

                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
For the Three Months Ended March 31, 2001:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................       $7,750          $(2,635)         $5,115
   Plus: reclassification adjustment for gains (losses)
      realized in net income ......................................................            -                -               -
                                                                                          ------          -------          ------
Net unrealized gains (losses) on securities ......................................         7,750           (2,635)          5,115
                                                                                          ------          -------          ------

Other comprehensive income ........................................................       $7,750          $(2,635)         $5,115
                                                                                          ======          =======          ======

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 3 - COMPREHENSIVE INCOME (continued)
-----------------------------

                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
For the Three Months Ended March 31, 2000:
Unrealized gains (losses) on securities:

   Unrealized holding gains (losses) arising during the period ...................        $(1,623)         $   552         $(1,071)

   Plus: reclassification adjustment for gains (losses)
         realized in net income ..................................................              -                -               -
                                                                                          -------          -------         -------

Net unrealized gains (losses) on securities ......................................         (1,623)             552          (1,071)
                                                                                          -------          -------         -------

Other comprehensive income .......................................................        $ 1,623)         $   552         $(1,071)
                                                                                          =======          =======         =======

Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2001 compared to December 31, 2000, and the results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2001, net interest income increased $133,048, or 91.8%, to $277,905 as compared to $144,857 for the same period in 2000. Interest income from loans, including fees increased $253,398, or 163.4%, from the three months ended March 31, 2000 to the comparable period in 2001 as we continue to experience growth in our loan portfolio. Interest expense for the three months ended March 31, 2001 was $206,969 as compared to $79,368 for the same period in 2000. The increase in interest-bearing deposits between the two periods resulted in increased interest expense. The net interest margin realized on earning assets decreased from 5.25% for the three months ended March 31, 2000 to 5.14% for the same period in 2001. The interest rate spread increased by 75 basis points from 3.38% at March 31, 2000 to 4.13% at March 31, 2001. This increase is attributable to an increase in yields on interest earning assets, reflecting a greater percentage of higher yielding assets in the 2001 period.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2001, the provision charged to expense was $20,832, as compared to $26,740 for the same period in 2000. The allowance for loan losses represents 1.01% and 1.00% of gross loans at March 31, 2001 and 2000, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2001 was $41,574, an increase of $20,874 from $20,700 during the comparable period in 2000. The increase is primarily a result of an increase in service charges on deposit accounts from $8,048 during the three months ending March 31, 2000 to $20,946 for the three months ending March 31, 2001. In addition, the Company's production of residential mortgage loans continues to grow, resulting in income of $10, 084 during the three months ended March 31, 2001, compared to $3,341 during the comparable period in 2000.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2001 was $347,241, or 10.67%, higher than the $313,769 amount for the three months ended March 31, 2000. The largest increase was in other operating expense, which increased from $103,532 for the three months ended March 31, 2000 to $133,426 for the three months ended March 31, 2001. The increase is primarily attributable to the costs associated with forming the holding company which totaled $26,365. Salaries and employee benefits increased $7,200 or 4.3% to $176,598 for the three months ended March 31, 2001. Salaries and benefits for the three months ended March 31, 2000 included the salaries of two senior officers who are no longer with the Bank.

Income Taxes

The income tax benefit for the three months ended March 31, 2001 was $16,847 as compared to $64, 732 for the same period in 2000. The loss before income taxes decreased from $174,952 for the three months ended March 31, 2000 to $48,594 for the same period in 2001. The effective tax rate was 34.7% for the three months ended March 31, 2001, as compared to an effective tax rate of 37% for the three months ended March 31, 2000.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the three months ended March 31, 2001 of $31,747 as compared to $110,220 for the same period in 2000. The net loss before taxes of $48,594 was partially offset by the income tax benefit of $16,847. The net loss before taxes for the same period in 2000 was $174,952, which was partially offset by the income tax benefit of $64,732.

Assets and Liabilities

During the first three months of 2001, total assets increased $2,461,078, or 10.56%, when compared to December 31, 2000. The primary source of growth in assets was loans, which increased $2,426,935, or 16.01%, during the first three months of 2001. Federal funds sold increased $535,000 from December 31, 2000 to $5,145,000 at March 31, 2001. Total deposits also increased $2,423,503, or 13.13%, from the December 31, 2000 amount of $18,464,219. Within the deposit area, savings increased $1,326,903, or 38.90%, during the first three months of 2001.

Investment Securities

Investment securities decreased from $585,312 at December 31, 2000 to $423,364 at March 31, 2001. This was primarily due to the sale of Federal Reserve Stock of $168,150 when the Bank withdrew from membership in the Federal Reserve Bank of Richmond upon the conversion to a state charter. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2001.

Loans

The Company continued its trend of growth during the first three months of 2001, especially in the loan area. Net loans increased $2,407,935, or 16.05%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 25.95%, or $1,649,965, from December 31, 2000 to March 31, 2001. Balances within the major loans receivable categories as of March 31, 2001 and December 31, 2000 are as follows:

                                                   March 31,        December 31,
                                                     2001               2000
                                                     ----               ----
Real estate - construction ...............        $ 1,714,400        $ 1,439,247
Real estate - mortgage ...................          8,007,776          6,357,811
Commercial and industrial ................          3,454,167          3,329,040
Consumer and other .......................          4,407,953          4,031,263
                                                  -----------        -----------
                                                  $17,584,296        $15,157,361
                                                  ===========        ===========


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:
                                                      March 31,     December 31,
                                                        2001           2000
                                                        ----           ----

Loans: Nonaccrual loans ............................   $10,789        $10,789

Accruing loans more than 90 days past due ..........   $     -        $     -

Loans identified by
 the internal review mechanism:

   Criticized ......................................   $38,525        $39,597
   Classified ......................................   $13,803        $12,766

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Bank will sustain a loss if the deficiencies are not corrected.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                        Quarter ended
                                                                                                          March 31,
                                                                                                          ---------
                                                                                               2001                         2000
                                                                                               ----                         ----
Balance, January 1, ..........................................................             $    159,000               $     54,629
Provision for loan losses for the period .....................................                   20,832                     26,740
Net loans (charged-off) recovered for the period .............................                   (1,832)                    (3,869)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    178,000               $     77,500
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 17,584,296               $  7,750,862

Allowance for loan losses to loans
      outstanding, end of period .............................................                     1.01%                      1.00%


Deposits

At March 31, 2001,  total  deposits  increased by  $2,423,503,  or 13.13%,  from
December 31, 2000. The largest increase was in savings, which increased $1,326,903, or 38.90%, from December 31, 2000 to March 31, 2001. The increase was attributable to one customer that placed funds of approximately $1,200,000 in money market accounts in February 2001. Expressed in percentages, noninterest-bearing deposits increased 22.62% and interest-bearing deposits increased 11.77%.

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 are as follows:

                                                      March 31,     December 31,
                                                        2001            2000
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 2,825,925      $ 2,304,641
Interest-bearing demand deposits .............        2,707,161        2,726,322
Savings deposits .............................        4,738,393        3,411,490
Time deposits $100,000 and over ..............        3,636,673        3,902,384
Other time deposits ..........................        6,979,570        6,119,382
                                                    -----------      -----------
                                                    $20,887,722      $18,464,219
                                                    ===========      ===========


Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 84.2% at March 31, 2001 and 82.1% at December 31, 2000.

Securities available-for-sale, which totaled $352,911 at March 31, 2001, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2001, unused lines of credit totaled $2,650,000.

Capital Resources

Total shareholders' equity decreased from $4,570,720 at December 31, 2000 to $4,544,088 at March 31, 2001. The decrease is due to the net loss for the period of $31,747. The decrease was offset partially by a positive change of $5,115 in the fair value of securities available-for-sale.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2001, as well as the ratios to be considered "well capitalized."

The following table summarizes the Company's risk-based capital at March 31, 2001:

Shareholders' equity .......................................        $ 4,538,582
 Less: intangibles .........................................                  -
                                                                    -----------
 Tier 1 capital ............................................          4,538,582

 Plus: allowance for loan losses (1) .......................            178,000
                                                                    -----------
 Total capital .............................................        $ 4,716,582
                                                                    ===========

 Risk-weighted assets ......................................        $19,039,474
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ................              23.84%
   Total capital (to risk-weighted assets) .................              24.77%
   Tier 1capital (to total average assets) .................              18.41%


 (1) limited to 1.25% of risk-weighted assets


Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 2. Changes in Securities

(a) Regional Bankshares, Inc. is the successor registrant to Hartsville Community Bank, National Association (the "Bank"). The Bank was organized as a national bank and opened for business in June, 1999. The Bank's common stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and filings were made with the Office of the Comptroller of the Currency pursuant to Section 12(i) of the Securities Exchange Act of 1934.

     Regional Bankshares, Inc. is a South Carolina corporation incorporated in 2000 to become the holding company for the Bank. On January 1, 2001, the Company completed its acquisition of the Bank and the Bank became a wholly-owned subsidiary of the Company. Pursuant to the transaction, the Company exchanged 560,270 shares of its common stock for all of the 560,270 outstanding shares of the Bank's common stock.

     On January 10, 2001, the Bank converted from a national bank to a South Carolina state bank.

     As described in the Proxy Statement/Prospectus dated October 25, 2000, in connection with the meeting of shareholders of the Bank held November 15, 2000, at which the foregoing transaction was voted upon and approved, the rights of the common stock of the Company differ in several respects from the rights of the common stock of the Bank. The Proxy Statement/Prospectus was filed with the Office of the Comptroller of the Currency pursuant to Sections 14 and 12(i) of the Securities Exchange Act of 1934, and was mailed to shareholders of record of the Bank. The section entitled "EFFECT OF REORGANIZATION ON THE RIGHTS OF SHAREHOLDERS" in the Proxy Statement/Prospectus is incorporated herein by reference. A description of the Company's common stock is set forth under Item 1 in the Company's 1934 Act Registration Statement on Form 8-A, filed March 26, 2001, and is incorporated herein by reference.

(c) The Company did not register the issuance of the 560,270 shares of its common stock in the transaction described under (a) above in reliance on the exemption from registration provided by Section 3(a)(12) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     By: s/Curtis A. Tyner
                                        -----------------------------------
                                        Curtis A. Tyner
                                        President, Chief Executive Officer
                                          and Chief Financial Officer



Date:  May 9, 2001