Form 10QSB
period 2001-06-30
REGIONAL BANKSHARES INC
filed 2001-08-13
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

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

                             206 South Fifth Street
                              Hartsville, SC 29551
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 383-4333
              (Registrant's telephone number, including area code)
                ------------------------------------------------


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

       560,270 shares of common stock, $1.00 par value, on August 10, 2001

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                            REGIONAL BANKSHARES, INC.


                                      Index


PART I. FINANCIAL INFORMATION                                                                                               Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000..............................................3

         Condensed  Consolidated  Statements  of Income -- Six months ended June 30, 2001 and 2000 and Three months ended June 30, 2001 and 2000..............................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2001..........................................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2001 and 2000................................6

         Notes to Condensed Consolidated Financial Statements....................................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation...............................................................9-14

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.......................................................................15

Item 6. Exhibits and Reports on Form 8-K..........................................................................................15

         (a) Exhibits.............................................................................................................15

         (b) Reports on Form 8-K..................................................................................................15

Signatures........................................................................................................................16


                           REGIONAL BANKSHARES, INC.
                      Condensed Consolidated Balance Sheets

                                                                                              June 30,                  December 31,
                                                                                              --------                  ------------
                                                                                                 2001                      2000
                                                                                                 ----                      ----
 Assets:                                                                                     (Unaudited)
Cash and cash equivalents:
   Cash and due from banks .....................................................             $  1,590,980              $  1,408,628
   Federal funds sold ..........................................................                  762,100                 4,610,000
                                                                                             ------------              ------------
     Total cash and cash equivalents ...........................................                2,353,080                 6,018,628
                                                                                             ------------              ------------

Securities available-for-sale ..................................................                  353,848                   346,709
Nonmarketable equity securities ................................................                   94,353                   238,603
                                                                                             ------------              ------------
     Total investment securities ...............................................                  448,201                   585,312
                                                                                             ------------              ------------

Loans receivable ...............................................................               20,592,311                15,157,361
    Less allowance for loan losses .............................................                 (206,000)                 (159,000)
                                                                                             ------------              ------------
      Loans, net ...............................................................               20,386,311                14,998,361

Accrued interest receivable ....................................................                  122,559                    89,540
Premises and equipment, net ....................................................                2,131,083                 1,051,941
Other assets ...................................................................                  634,485                   560,275
                                                                                             ------------              ------------
     Total assets ..............................................................             $ 26,075,719              $ 23,304,057
                                                                                             ============              ============

Liabilities
Deposits:
   Noninterest-bearing .........................................................             $  2,566,126              $  2,304,641
   Interest-bearing ............................................................                2,208,804                 2,726,322
   Savings .....................................................................                5,102,111                 3,411,490
   Time deposits $100,000 and over .............................................                3,888,190                 3,902,384
   Other time deposits .........................................................                7,455,858                 6,119,382
                                                                                             ------------              ------------
     Total deposits ............................................................               21,221,089                18,464,219

Accrued interest payable .......................................................                  301,478                   245,113
Other liabilities ..............................................................                   85,991                    24,005
                                                                                                                       ------------
     Total liabilities .........................................................               21,608,558                18,733,337
                                                                                             ------------              ------------

Shareholders' Equity
Preferred stock, $1.00 par value, 1,000,000 shares
  authorized, none issued ......................................................                        -                         -
Common stock, $1.00 par value; 10,000,000 shares
  authorized, 560,270 shares issued  and outstanding ...........................                  560,270                   560,270
Capital surplus ................................................................                4,973,271                 4,973,271
Retained earnings (deficit) ....................................................               (1,072,492)                 (963,212)
Accumulated other comprehensive income (loss) ..................................                    6,112                       391
                                                                                             ------------              ------------
     Total shareholders' equity ................................................                4,467,161                 4,570,720
                                                                                             ------------              ------------

     Total liabilities and shareholders' equity ................................             $ 26,075,719              $ 23,304,057
                                                                                             ============              ============


           See notes to condensed consolidated financial statements.

                           REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                  Six Months Ended June 30,           Three Months Ended June 30,
                                                                  -------------------------           ---------------------------
                                                                   2001               2000              2001              2000
                                                                   ----               ----              ----              ----
Interest income:
Loans, including fees ..................................         $ 822,097          $ 373,103            413,847          $ 218,250
Investment Securities:
Taxable ................................................            11,150             15,916              5,575             10,423
Nonmarketable equity securities ........................             3,652                  -                726                  -
Federal funds sold .....................................           108,841            125,166             40,718             61,286
                                                                 ---------          ---------          ---------          ---------
Total ..................................................           945,740            514,185            460,866            289,959
                                                                 ---------          ---------          ---------          ---------
Interest expense:
Time deposits $100,000 and over ........................           121,807             35,565             59,764             19,895
Other deposits .........................................           303,186            152,106            160,220             88,408
Other interest expense .................................             1,960                  -                  -                  -
                                                                 ---------          ---------          ---------          ---------
Total ..................................................           426,953            187,671            219,984            108,303
                                                                 ---------          ---------          ---------          ---------

Net interest income ....................................           518,787            326,514            240,882            181,656
Provision for loan losses ..............................            47,769             49,834             26,937             23,094
                                                                 ---------          ---------          ---------          ---------
Net interest income after
 provision for loan losses..............................           471,018            276,680            213,945            158,562
                                                                 ---------          ---------          ---------          ---------
Other income:
Service charges on deposit accounts ....................            52,565             19,753             31,619             11,705
Residential mortgage origination fees ..................            26,275             10,819             16,191              7,478
Credit life insurance commissions ......................             6,099              8,282              4,392              3,915
Other income ...........................................            13,949              9,966              5,112              5,023
                                                                 ---------          ---------          ---------          ---------
    Total ..............................................            98,888             48,820             57,314             28,121
                                                                 ---------          ---------          ---------          ---------

Other expense:
   Salaries and benefits ...............................           360,730            341,855            184,132            172,457
   Net occupancy expense ...............................            33,957             31,504             21,529             14,937
   Furniture and fixture expense .......................            51,485             47,039             26,696             22,767
   Other operating expense .............................           295,408            236,154            161,982            132,622
                                                                 ---------          ---------          ---------          ---------
    Total ..............................................           741,580            656,552            394,339            342,783
                                                                 ---------          ---------          ---------          ---------
Income (loss) before income taxes ......................          (171,674)          (331,052)          (123,080)          (156,100)
Income tax expense (benefit) ...........................           (62,394)          (122,751)           (45,547)           (58,019)
                                                                 ---------          ---------          ---------          ---------

Net income (loss) ......................................         $(109,280)         $(208,301)         $ (77,533)         $ (98,081)
                                                                 =========          =========          =========          =========

Earnings (loss) per share
   Average shares outstanding ..........................           560,270            560,270            560,270            560,270
   Net income (loss) ...................................         $   (0.20)         $   (0.37)         $   (0.14)         $   (0.18)

                           REGIONAL BANKSHARES, INC.
                Condensed Consolidated Statement of Shareholders'
                        Equity and Comprehensive Income
                     for the six months ended June 30, 2001
                                   (Unaudited)

                                                                                                          Accumulated
                                                      Common Stock                           Retained       Other
                                                      ------------             Capital       Earnings    Comprehensive
                                                 Shares        Amount          Surplus      (Deficit)       Income         Total
                                                 ------        ------          -------      ---------       ------         -----

Balance,
  December 31, 2000 ...................        560,270     $   560,270     $ 4,973,271    $  (963,212)    $       391   $ 4,570,720

Net income (loss)
  for the period  .....................                                                      (109,280)                     (109,280)

Other comprehensive
  income, net of tax
  benefit of $2,947....................                                                                        5,721          5,721
                                                                                                                        -----------


Comprehensive income (loss) ...........                                                                                    (103,559)
                                           -----------     -----------     -----------    -----------     -----------    -----------


Balance, June 30, 2001 ................        560,270     $   560,270     $ 4,973,271    $(1,072,492)    $     6,112   $ 4,467,161
                                           ===========     ===========     ===========    ===========     ===========   ===========

                            REGIONAL BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                       Six Months Ended June 30,
                                                                                                       -------------------------
                                                                                                      2001                   2000
                                                                                                      ----                   ----
Cash flows from operating activities:
Net income (loss) ....................................................................              (109,280)           $  (208,301)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation and amortization ....................................................                47,195                 43,230
    Provision for possible loan losses ...............................................                47,769                 49,834
    Accretion and premium amortization ...............................................                (1,617)                (1,486)
    Deferred income tax provision (benefit) ..........................................               (52,764)              (122,751)
    Increase in interest receivable ..................................................               (33,019)               (27,182)
    Increase in interest payable .....................................................                56,365                 82,960
    Decrease (increase) in other assets ..............................................               (21,247)                12,232
    Increase (decrease) in other liabilities .........................................                61,986                (10,834)
                                                                                                 -----------            -----------
       Net cash used by operating activities .........................................                (4,612)              (182,298)
                                                                                                 -----------            -----------

Cash flows from investing activities:
  Purchase of nonmarketable equity securities ........................................               (23,900)                     -
  Sale of nonmarkeable equity securities .............................................               168,150                      -
  Net increase in loans made to customers ............................................            (5,435,719)            (4,567,982)
  Purchases of premises and equipment ................................................            (1,126,337)               (53,898)
                                                                                                 -----------            -----------
    Net cash used by investing activities ............................................            (6,417,806)            (4,621,880)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest bearing
   transaction accounts and savings accounts .........................................             1,434,588              1,580,425
  Net increase in certificates of deposit and other time deposits ....................             1,322,282              3,090,675
                                                                                                 -----------            -----------
    Net cash provided by financing activities ........................................             2,756,870              4,671,100
                                                                                                 -----------            -----------

Net increase (decrease) in cash and  cash equivalents ................................            (3,665,548)              (133,078)

Cash and cash equivalents, beginning .................................................             6,018,628              4,364,020
                                                                                                 -----------            -----------

Cash and cash equivalents, ending ....................................................           $ 2,353,080            $ 4,230,942
                                                                                                 ===========            ===========

Cash paid during the period for:
    Income taxes .....................................................................                     -            $         -
    Interest .........................................................................               370,588            $   104,711

                           REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements, as of June 30, 2001 and for the interim periods ended June 30, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Hartsville Community Bank's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2001 and 2000:

                                                                                         Pre-tax           (Expense)      Net-of-tax
                                                                                         Amount             Benefit         Amount
                                                                                         ------             -------         ------
For the Six-Months Ended June 30, 2001:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ..................          $ 8,668          $(2,947)          $ 5,721
  Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................                -                -                 -
                                                                                          -------          -------           -------
    Net unrealized gains (losses) on securities ................................            8,668           (2,947)            5,721
                                                                                          -------          -------           -------

Other comprehensive income .....................................................          $ 8,668          $(2,947)          $ 5,721
                                                                                          =======          =======           =======

                                                                                         Pre-tax           (Expense)      Net-of-tax
                                                                                         Amount             Benefit         Amount
                                                                                         ------             -------         ------
For the Six-Months Ended June 30, 2000:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ....................         $(7,185)         $ 2,443         $(4,742)
  Plus: reclassification adjustment for gains (losses)
   realized in net income ........................................................               -                -               -
                                                                                           -------          -------         -------
    Net unrealized gains (losses) on securities ..................................          (7,185)           2,443          (4,742)
                                                                                           -------          -------         -------

Other comprehensive income .......................................................         $(7,185)         $ 2,443         $(4,742)
                                                                                           =======          =======         =======

                           REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income (continued)

                                                                                         Pre-tax           (Expense)      Net-of-tax
                                                                                         Amount             Benefit         Amount
                                                                                         ------             -------         ------
For the Three-Months Ended June 30, 2001:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period .....................        $ 918             $(312)           $ 606
  Plus: reclassification adjustment for gains (losses)
   realized in net income .........................................................            -                 -                -
                                                                                           -----             -----            -----
    Net unrealized gains (losses) on securities ...................................          918              (312)             606
                                                                                           -----             -----            -----

Other comprehensive income ........................................................        $ 918             $(312)           $ 606
                                                                                           =====             =====            =====


                                                                                          Pre-tax          (Expense)      Net-of-tax
                                                                                           Amount           Benefit         Amount
                                                                                           ------           -------         ------
For the Three-Months Ended June 30, 2000:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ....................         $(5,562)         $ 1,891         $(3,671)
  Plus: reclassification adjustment for gains (losses)
   realized in net income ........................................................               -                -               -
                                                                                           -------          -------         -------
    Net unrealized gains (losses) on securities ..................................          (5,562)           1,891          (3,671)
                                                                                           -------          -------         -------

Other comprehensive income .......................................................         $(5,562)         $ 1,891         $(3,671)
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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2001 compared to December 31, 2000, and the results of operations for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations


Net Interest Income

For the six months ended June 30, 2001, net interest income increased $192,273, or 58.87%, to $518,787 as compared to $326,514 for the same period in 2000. Interest income from loans, including fees, increased $448,994, or 120.34%, from the six months ended June 30, 2000 to the comparable period in 2001, as we continued to experience growth in our loan portfolio. Interest expense for the six months ended June 30, 2001 was $426,953 as compared to $187,671 for the same period in 2000. The increase in interest-bearing deposits between the two periods resulted in increased interest expense. The net interest margin realized on earning assets decreased from 5.62% for the six months ended June 30, 2000 to 4.72% for the same period in 2001. The interest rate spread increased by 3 basis points from 3.77% at June 30, 2000 to 3.80% at June 30, 2001.

For the quarter ended June 30, 2001, net interest income totaled $240,882, an increase of $59,226, or 32.60%, when compared to the same quarter ended June 30, 2000. Interest income totaling $413,847 was generated from loans, including fees, during the quarter ended June 30, 2001, as compared to $218,250 during the comparable period in 2000. Interest expense on deposit accounts was $219,984 for the quarter ended June 30, 2001, as compared to $108,303 for the same period in 2000. The net interest margin realized on earning assets was 4.27% for the quarter ended June 30, 2001, as compared to 5.81% during the same period in 2000. The interest rate spread was 3.43% for the quarter ended June 30, 2001, as compared to 4.00% for the quarter ended June 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2001, the provision charged to expense was $47,769, as compared to $49,834 in the same period a year earlier. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. For the quarter ended June 30, 2001, the provision charged to expense was $26,937, as compared to $23,094 for the same period in 2000. The allowance represents 1.00% of gross loans at each of June 30, 2001 and 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                           REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income increased $50,068, or 102.56% to $98,888 for the six months ended June 30, 2001 as compared to the same period ended June 30, 2000. The primary source of this income was the increase in service charges on deposit accounts of $32,812, or 166.11%, to $52,565 for the period ended June 30, 2001, when compared to the same period in 2000. In addition, income from residential mortgage origination fees increased $15,456 to $26,275 for the period ended June 30, 2001 as compared to the same period in 2000.

For the quarter ended June 30, 2001, noninterest income was $57,314, an increase of $29,193, or 103.81% from the same period ended June 30, 2000. The largest component of noninterest income was service charges on deposit accounts, which totaled $31,619 for the quarter ended June 30, 2001, as compared to $11,705 for the quarter ended June 30, 2000. Income from residential mortgage origination fees totaled $16,191 for the quarter ended June 30, 2001, as compared to $7,478 for the same period in 2000.

Noninterest Expense

For the period ended June 30, 2001, noninterest expense was $741,580, an increase of $85,028, or 12.95% when compared to the same period ended June 30, 2000. The largest increase was in other operating expense, which increased from $236,154 for the six months ended June 30, 2000 to $295,408 for the six months ended June 30, 2001. The increase is attributable to the costs associated with forming the holding company during the first quarter of the year and to certain costs associated with moving into the new building on May 7, 2001. Salaries and employee benefits also increased from $341,855 for the six months ended June 30, 2000 to $360,730 for the six months ended June 30, 2001. This increase is primarily attributable to annual pay raises.

For the quarter ended June 30, 2001, noninterest expense increased $51,556, or 15.04% as compared to the same period ended June 30, 2000. The largest increase, other operating expense, increased from $132,622 for the quarter ended June 30, 2000 to $161,982 for the quarter ended June 30, 2001. This increase is attributable primarily to certain one-time costs related to the move into our new building on May 7, 2001. Salaries and employee benefits increased $11,675 from the quarter ended June 30, 2000 to $184,132 for the quarter ended June 30, 2001.

Income Taxes

The income tax benefit for the six months ended June 30, 2001 was $62,394 as compared to $122,751 for the same period in 2000. The loss before income taxes decreased from $331,052 for the six months ended June 30, 2000 to $171,674 for the same period in 2001. The effective tax rate was 36% for the six months ended June 30, 2001, as compared to an effective tax rate of 37% for the six months ended June 30, 2000. The effective tax rate was 37% for the quarters ended June 30, 2001 and 2000.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the six months ended June 30, 2001 of $109,280 as compared to $208,301 for the same period in 2000. The net loss before taxes of $171,674 was partially offset by the income tax benefit of $62,394 during the six months ended June 30, 2001. The net loss before taxes for the same period in 2000 was $331,052, which was partially offset by the income tax benefit of $122,751. For the quarter ended June 30, 2001, the net loss was $77,533, as compared to $98,081 for the same period in 2000.

                           REGIONAL BANKSHARES, INC.

Assets and Liabilities

During the first six months of 2001, total assets increased $2,771,662, or 11.89%, when compared to December 31, 2000. The primary source of growth in assets was in loans, which increased $5,434,950, or 35.86%, during the first six months of 2001. Premises and equipment, net of accumulated depreciation, increased $1,079,142, or 102.59%, from December 31, 2000 to $2,131,083 at June
30, 2001. This increase was primarily attributable to the construction of the new corporate headquarters. These increases were partially offset by a decrease in federal funds sold from $4,610,000 at December 31, 2000 to $762,100 at June 30, 2001. Federal funds were shifted to loans as the demand for loans increased during the period. Total deposits also increased $2,756,870, or 14.93%, from $18,464,219 at December 31, 2000 to $21,221,089 at June 30, 2001. Within the
deposit area, savings accounts increased $1,690,621, or 49.56% from December 31, 2000 to $5,102,111 at June 30, 2001. This increase was primarily attributable to one customer that placed additional funds in money market accounts during the first six months of 2001.

Investment Securities

Investment securities decreased from $585,312 at December 31, 2000 to $448,201 at June 30, 2001. Because of the withdrawal of the Bank's membership in the Federal Reserve Bank of Richmond and the corresponding redemption of its stock in the Federal Reserve Bank of Richmond upon the Bank's conversion to a state charter, nonmarketable equity securities decreased from $238,603 at December 31, 2000 to $94,353 at June 30, 2001. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2001.

Loans

We continued our trend of growth during the first six months of 2001, especially in the loan area. Net loans increased $5,387,950, or 35.92%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 63.73%, or $4,051,557, from December 31, 2000 to June 30, 2001. Balances within the major loans receivable categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                   June 30,         December 31,
                                                     2001               2000
                                                     ----               ----
Real estate - construction ...............        $ 1,609,497        $ 1,439,247
Real estate - mortgage ...................         10,409,368          6,357,811
Commercial and industrial ................          3,923,783          3,329,040
Consumer and other .......................          4,649,663          4,031,263
                                                  -----------        -----------
                                                  $20,592,311        $15,157,361
                                                  ===========        ===========

                           REGIONAL BANKSHARES, INC.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                           June 30, 2001         December 31, 2000
                                                                                           -------------         -----------------
Loans: Nonaccrual loans ..........................................................             $ 10,789                 $10,789

Accruing loans more than 90 days past due ........................................             $     -                  $     -

Loans identified by the internal
  review mechanism:

   Criticized ....................................................................             $36,687                  $39,597
   Classified ....................................................................             $10,919                  $12,766

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

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                   Six Months Ended June 30,
                                                                                                   -------------------------
                                                                                                2001                       2000
                                                                                                ----                       ----
Balance, January 1, ..........................................................             $    159,000               $     54,629
Provision for loan losses for the period .....................................                   47,769                     49,834
Net loans (charged-off) recovered for the period .............................                     (769)                    (3,363)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    206,000               $    101,100
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 20,592,311               $ 10,101,107

Allowance for loan losses to loans outstanding ...............................                     1.00%                      1.00%

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased from $1,051,941 at December 31, 2000 to $2,131,083 at June 30, 2001. The increase of
$1,079,142 was attributable to the construction of our new corporate headquarters at 206 South Fifth Street. We moved into the new building on May 7, 2001.

                           REGIONAL BANKSHARES, INC.

Deposits

During the first six months of 2001, total deposits increased by $2,756,870, or 14.93% from December 31, 2000. The largest increase was in savings accounts, which increased $1,690,621, or 49.56% from December 31, 2000. This increase was attributable to one customer that placed additional funds in money market accounts during the period. Expressed in percentages, noninterest bearing deposits increased 11.35% and interest bearing deposits increased 15.44%.

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                      June 30,      December 31,
                                                        2001            2000
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 2,566,126      $ 2,304,641
Interest-bearing demand deposits .............        2,208,804        2,726,322
Savings deposits .............................        5,102,111        3,411,490
Time deposits $100,000 and over ..............        3,888,190        3,902,384
Other time deposits ..........................        7,455,858        6,119,382
                                                    -----------      -----------

                                                    $21,221,089      $18,464,219
                                                    ===========      ===========


Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 97.04% at June 30, 2001 and 82.09% at December 31, 2000.

Securities available-for-sale, which totaled $353,848 at June 30, 2001, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2001, unused lines of credit totaled $2,650,000.

Capital Resources

Total shareholders' equity decreased from $4,570,720 at December 31, 2000 to $4,467,161 at June 30, 2001. The decrease is due to the net loss for the period of $109,280. The decrease was offset partially by a positive change of $5,721 in the fair value of securities available-for-sale.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2001 as well as the ratios to be considered "well capitalized."

                           REGIONAL BANKSHARES, INC.

Capital Resources -- continued

The following table summarizes the Company's risk-based capital at June 30, 2001:

Shareholders' equity .......................................        $ 4,461,049
 Less: intangibles .........................................                  -
                                                                    -----------
 Tier 1 capital ............................................          4,461,049

 Plus: allowance for loan losses (1) .......................            206,000
                                                                    -----------
 Total capital .............................................        $ 4,667,049
                                                                    ===========

 Risk-weighted assets ......................................        $22,335,482
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ................              19.97%
   Total capital (to risk-weighted assets) .................              20.90%
   Tier 1 capital (to total average assets) ................              16.87%

 (1) limited to 1.25% of risk-weighted assets

                           REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On May 10, 2001, we held our Annual Meeting of Shareholders for the purpose of electing four directors to each serve a three-year term and to adopt the Regional Bankshares, Inc. 2001 Stock Option Plan.

Of the 560,270 outstanding shareholders of the Company, the four nominees for directors received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company as follows:

                                  Votes For     Votes Against    Votes Withheld
Colon M. Abraham ..............    374,162            0               200
Francine P. Bachman ...........    374,162            0               200
Thomas James Bell, Jr. ........    374,162            0               200
Peter C. Coggeshall, Jr. ......    374,162            0               200

Of the 560,270 outstanding shareholders of the Company, 364,212 shareholders voted in favor for the adoption of the Regional Bankshares, Inc. 2001 Stock Option Plan, 6,400 shareholders voted against the resolution, and 3,750 shareholders abstained from voting on the Stock Option Plan.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

          10.1 Regional Bankshares, Inc. 2001 Stock Option Plan (Incorporated by reference to the Company's Proxy Statement relating to the May 10, 2001 Annual Meeting of Shareholders)

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Items 1, 2, 3, and 5 are not applicable.

                           REGIONAL BANKSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 10, 2001                   By: s/Curtis A. Tyner
                                            ------------------------------------
                                            Curtis A. Tyner
                                            President,  Chief Executive
                                            Officer and Chief Financial Officer

                           REGIONAL BANKSHARES, INC.

                                  EXHIBIT INDEX

Item No. from
Item 601 of
Regulation S-B           Description

10.1 Regional Bankshares, Inc. 2001 Stock Option Plan (Incorporated by reference to the Company's Proxy Statement relating to the May 10, 2001 Annual Meeting of Shareholders)