Form 10QSB
period 2001-09-30
REGIONAL BANKSHARES INC
filed 2001-11-13
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             (MARK ONE) FORM 10-QSB

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

                                       OR

---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-32493

                            REGIONAL BANCSHARES, INC.
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

                                    YES[X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      560,270 shares of common stock, $1.00 par value, on October 31, 2001

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANCSHARES, INC.


                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000................................3

         Condensed  Consolidated  Statements  of  Income  -- Nine  months  ended
           September 30, 2001 and 2000
           and Three months ended September 30, 2001 and 2000.............................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Nine months ended September 30, 2001...........................................................................5

         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2001 and 2000.................6

         Notes to Condensed Consolidated Financial Statements...........................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation......................................................9-14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................................................................15

         (a) Exhibits....................................................................................................15

         (b) Reports on Form 8-K.........................................................................................15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            REGIONAL BANCSHARES, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                               September 30,           December 31,
                                                                                                    2001                  2000
                                                                                                    ----                  ----
 Assets:
 Cash and cash equivalents:
    Cash and due from banks ....................................................             $  1,761,515              $  1,408,628
    Federal funds sold .........................................................                2,410,100                 4,610,000
                                                                                             ------------              ------------
      Total cash and cash equivalents ..........................................                4,171,615                 6,018,628
                                                                                             ------------              ------------

 Securities available-for-sale .................................................                  354,922                   346,709
 Nonmarketable equity securities ...............................................                  100,053                   238,603
                                                                                             ------------              ------------
      Total investment securities ..............................................                  454,975                   585,312
                                                                                             ------------              ------------

 Loans receivable ..............................................................               24,465,507                15,157,361
     Less allowance for loan losses ............................................                 (249,280)                 (159,000)
                                                                                             ------------              ------------
       Loans, net ..............................................................               24,216,227                14,998,361

 Accrued interest receivable ...................................................                  142,800                    89,540
 Premises and equipment, net ...................................................                2,159,830                 1,051,941
 Other assets ..................................................................                  668,591                   560,275
                                                                                             ------------              ------------
      Total assets .............................................................             $ 31,814,038              $ 23,304,057
                                                                                             ============              ============

 Liabilities
 Deposits:
    Noninterest-bearing ........................................................             $  2,944,209              $  2,304,641
    Interest-bearing ...........................................................                3,142,220                 2,726,322
    Savings ....................................................................                6,263,385                 3,411,490
    Time deposits $100,000 and over ............................................                4,500,816                 3,902,384
    Other time deposits ........................................................                8,406,762                 6,119,382
                                                                                             ------------              ------------
      Total deposits ...........................................................               25,257,392                18,464,219

 Advances from the Federal Home Loan Bank ......................................                1,750,000                         -
 Accrued interest payable ......................................................                  303,574                   245,113
 Other liabilities .............................................................                   81,745                    24,005
                                                                                             ------------              ------------
      Total liabilities ........................................................               27,392,711                18,733,337
                                                                                             ------------              ------------

 Shareholders' Equity
 Preferred stock, $1.00 par value, 1,000,000 shares
   authorized, none issued .....................................................                        -                         -
 Common stock, $1.00 par value; 10,000,000 shares
   authorized, 560,270 shares issued  and outstanding ..........................                  560,270                   560,270
 Capital surplus ...............................................................                4,973,271                 4,973,271
 Retained earnings (deficit) ...................................................               (1,116,251)                 (963,212)
 Accumulated other comprehensive income ........................................                    4,037                       391
                                                                                             ------------              ------------
      Total shareholders' equity ...............................................                4,421,327                 4,570,720
                                                                                             ------------              ------------
       Total liabilities and shareholders' equity ..............................             $ 31,814,038              $ 23,304,057
                                                                                             ============              ============

            See notes to condensed consolidated financial statements.

                            REGIONAL BANCSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                              Nine Months Ended September 30,     Three Months Ended September 30,
                                                              -------------------------------     --------------------------------
                                                                 2001               2000                2001               2000
                                                                 ----               ----                ----               ----
Interest income
Loans, including fees ..............................        $ 1,310,865         $   655,903             488,768         $   282,800
Investment Securities:
Taxable ............................................             16,724              18,255               5,574               2,339
Nonmarketable equity securities ....................              4,568               5,045                 916               5,045
Federal funds sold .................................            120,858             186,019              12,017              60,853
                                                            -----------         -----------         -----------         -----------
Total ..............................................          1,453,015             865,222             507,275             351,037
                                                            -----------         -----------         -----------         -----------
Interest expense
Time deposits $100,000 and over ....................            176,298              75,407              54,491              39,842
Other deposits .....................................            462,929             267,440             159,743             115,334
Other interest expense .............................              4,597                   -               2,637                   -
                                                            -----------         -----------         -----------         -----------
Total ..............................................            643,824             342,847             216,871             155,176
                                                            -----------         -----------         -----------         -----------

Net interest income ................................            809,191             522,375             290,404             195,861
Provision for loan losses ..........................            104,841              89,809              57,072              39,975
                                                            -----------         -----------         -----------         -----------
Net interest income after
 provision for loan losses..........................            704,350             432,566             233,332             155,886
                                                            -----------         -----------         -----------         -----------
Other income
Service charges on deposit accounts ................             87,463              33,076              34,898              13,323
Residential mortgage origination fees ..............             49,125              20,332              22,850               9,513
Credit life insurance commissions ..................              8,159               9,566               2,060               1,284
Other income .......................................             22,076              15,521               8,127               5,555
                                                            -----------         -----------         -----------         -----------
    Total ..........................................            166,823              78,495              67,935              29,675
                                                            -----------         -----------         -----------         -----------

Other expense
Salaries and benefits ..............................            550,080             507,018             189,350             165,163
Net occupancy expense ..............................             52,939              46,145              18,982              14,641
Furniture and fixture expense ......................             77,640              73,577              26,155              26,538
Other operating expense ............................            431,648             369,305             136,240             133,151
                                                            -----------         -----------         -----------         -----------
    Total ..........................................          1,112,307             996,045             370,727             339,493
                                                            -----------         -----------         -----------         -----------
Income (loss) before income taxes ..................           (241,134)           (484,984)            (69,460)           (153,932)
Income tax expense (benefit) .......................            (88,095)           (179,725)            (25,701)            (56,974)
                                                            -----------         -----------         -----------         -----------

Net income (loss) ..................................        $  (153,039)        $  (305,259)        $   (43,759)        $   (96,958)
                                                            ===========         ===========         ===========         ===========

Earnings (loss) per share
   Average shares outstanding ......................            560,270             560,270             560,270             560,270
   Net income (loss) ...............................        $     (0.27)        $     (0.54)        $     (0.08)        $     (0.17)


            See notes to condensed consolidated financial statements.

                            REGIONAL BANCSHARES, INC.
                Condensed Consolidated Statement of Shareholders'
                        Equity and Comprehensive Income
                  for the nine months ended September 30, 2001
                                   (Unaudited)


                                                                                                         Accumulated
                                       Common Stock                                     Retained            Other
                                       ------------                  Capital            Earnings       Comprehensive
                                      Shares          Amount         Surplus            (Deficit)          Income           Total
                                      ------          ------         -------            ---------          ------           -----
Balance,
  December 31, 2000............       560,270       $ 560,270       $ 4,973,271       $  (963,212)        $   391       $ 4,570,720

Net income (loss)
  for the period ..............                                                          (153,039)                         (153,039)

Other comprehensive
  income, net of tax
  (expense) benefit
  of ($1,878) .................                                                                             3,646             3,646
                                                                                                                        -----------
Comprehensive
  income (loss)................                                                                                            (149,393)
                                       -------       ---------       -----------       -----------        -------       -----------

Balance,
  September 30, 2001...........       560,270       $ 560,270       $ 4,973,271       $(1,116,251)       $ 4,037        $ 4,421,327
                                      =======       =========       ===========       ===========        =======        ===========


            See notes to condensed consolidated financial statements.

                            REGIONAL BANCSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                     Nine Months Ended September 30,
                                                                                                     -------------------------------
                                                                                                      2001                    2000
                                                                                                      ----                    ----
Cash flows from operating activities:
Net income (loss) ....................................................................          $   (153,039)          $   (208,301)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation and amortization ....................................................                78,898                 43,230
    Provision for possible loan losses ...............................................               104,841                 49,834
    Accretion and premium amortization ...............................................                (2,689)                (1,486)
    Deferred income tax provision (benefit) ..........................................               (78,134)              (122,751)
    Writedown on disposal of premises and equipment ..................................                10,538                      -
    Increase in interest receivable ..................................................               (53,260)               (27,182)
    Increase in interest payable .....................................................                58,461                 82,960
    Decrease (increase) in other assets ..............................................               (32,060)                12,232
    Increase (decrease) in other liabilities .........................................                57,740                (10,834)
                                                                                                ------------           ------------
       Net cash used by operating activities .........................................                (8,704)              (182,298)
                                                                                                ------------           ------------

Cash flows from investing activities:
  Sale of nonmarketable equity securities ............................................               138,550                      -
  Net increase in loans made to customers ............................................            (9,322,707)            (4,567,982)
  Purchases of premises and equipment ................................................            (1,197,325)               (53,898)
                                                                                                ------------           ------------
    Net cash used by investing activities ............................................           (10,381,482)            (4,621,880)
                                                                                                ------------           ------------

Cash flows from financing activities:
  Net increase in demand deposits, interest bearing ..................................             3,907,361              1,580,425
   transaction accounts and savings accounts
  Net increase in certificates of deposit and other time deposits ....................             2,885,812              3,090,675
  Advances from the Federal Home Loan Bank ...........................................             1,750,000                      -
                                                                                                ------------           ------------
    Net cash provided by financing activities ........................................             8,543,173              4,671,100
                                                                                                ------------           ------------

Net increase (decrease) in cash and  cash equivalents ................................            (1,847,013)              (133,078)

Cash and cash equivalents, beginning .................................................             6,018,628              4,364,020
                                                                                                ------------           ------------

Cash and cash equivalents, ending ....................................................          $  4,171,615           $  4,230,942
                                                                                                ============           ============


    Income taxes .....................................................................          $          -           $          -
    Interest .........................................................................          $    585,363           $    104,711


            See notes to condensed consolidated financial statements.

                            REGIONAL BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bancshares, Inc.'s Annual Report on Form 10-KSB.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2001 and 2000:

                                                                                          Pre-tax         (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
For the  Nine-Months  Ended  September 30, 2001:
  Unrealized  gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ..................          $ 5,524          $(1,878)          $ 3,646
  Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................                -                -                 -
                                                                                          -------          -------           -------
    Net unrealized gains (losses) on securities ................................            5,524           (1,878)            3,646
                                                                                          -------          -------           -------

Other comprehensive income .....................................................          $ 5,524          $(1,878)          $ 3,646
                                                                                          =======          =======           =======


                                                                                          Pre-tax         (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
 For the  Nine-Months  Ended  September 30, 2000:

  Unrealized  gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ....................           $(447)           $ 152           $(295)
  Plus: reclassification adjustment for gains (losses)
   realized in net income ........................................................               -                -               -
                                                                                             -----            -----           -----
    Net unrealized gains (losses) on securities ..................................            (447)             152            (295)
                                                                                             -----            -----           -----

Other comprehensive income .......................................................           $(447)           $ 152           $(295)
                                                                                             =====            =====           =====

                            REGIONAL BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income (continued)
-----------------------------

                                                                                          Pre-tax         (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
 For the  Three-Months  Ended September 30, 2001:

  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ..................          $ 3,144          $(1,069)          $ 2,075
  Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................                -                -                 -
                                                                                          -------          -------           -------
    Net unrealized gains (losses) on securities ................................            3,144           (1,069)            2,075
                                                                                          -------          -------           -------

Other comprehensive income .....................................................          $ 3,144          $(1,069)          $ 2,075
                                                                                          =======          =======           =======

                                                                                          Pre-tax         (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
 For the  Three-Months  Ended September 30, 2000:

  Unrealized  gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ..................          $ 6,738          $(2,291)          $ 4,447
  Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................                -                -                 -
                                                                                          -------          -------           -------
    Net unrealized gains (losses) on securities ................................            6,738           (2,291)            4,447
                                                                                          -------          -------           -------

Other comprehensive income .....................................................          $ 6,738          $(2,291)          $ 4,447
                                                                                          =======          =======           =======


Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                            REGIONAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of the Company's financial condition as of September 30, 2001 compared to December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2001, net interest income increased $286,816, or 54.91%, to $809,191 as compared to $522,375 for the same period in 2000. Interest income from loans, including fees, increased $654,962 or 99.86%, from the nine months ended September 30, 2000 to the comparable period in 2001, as we continued to experience growth in our loan portfolio. Interest expense for the nine months ended September 30, 2001 was $643,824 as compared to $342,847 for the same period in 2000. The increase in interest-bearing deposits between the two periods resulted in increased interest expense. The net interest margin realized on earning assets decreased from 5.16% for the nine months ended September 30, 2000 to 4.71% for the same period in 2001. The interest rate spread increased by 54 basis points from 3.37% at September 30, 2000 to 3.91% at September 30, 2001.

For the quarter ended September 30, 2001, net interest income totaled $290,404, an increase of $94,543, or 48.27%, when compared to the same quarter ended September 30, 2000. Interest income totaling $488,768 was generated from loans, including fees, during the quarter ended September 30, 2001, as compared to $282,800 during the comparable period in 2000. Interest expense on deposit accounts was $216,871 for the quarter ended September 30, 2001, as compared to $155,176 for the same period in 2000. The net interest margin realized on earning assets was 4.70% for the quarter ended September 30, 2001, as compared to 4.75% during the same period in 2000. The interest rate spread was 4.07% for the quarter ended September 30, 2001, as compared to 3.06% for the quarter ended September 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2001, the provision charged to expense was $104,841 as compared to $89,809 for the nine months ended September 30, 2000. This is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. For the quarter ended September 30, 2001, the provision charged to expense was $57,072 as compared to $39,975 for the same period in 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital.

                            REGIONAL BANCSHARES, INC.

Noninterest Income

Noninterest income increased $88,328, or 112.53% to $166,823 for the nine months ended September 30, 2001 as compared to the same period ended September 30, 2000. The primary source of this income was the increase in service charges on deposit accounts of $54,387, or 164.43%, to $87,463 for the nine months ended September 30, 2001, when compared to the same period in 2000. This increase is attributable to an increase in deposit accounts over the two periods. In addition, income from residential mortgage origination fees increased $28,793 to $49,125 for the nine months ended September 30, 2001 as compared to the same period in 2000.

For the quarter ended September 30, 2001, noninterest income was $67,935, an increase of $38,260, or 128.93% over the quarter ended September 30, 2000. The largest component of noninterest income was service charges on deposit accounts, which totaled $34,898 for the quarter ended September 30, 2001, as compared to $13,323 for the quarter ended September 30, 2000. Income from residential mortgage origination fees totaled $22,850 for the quarter ended September 30, 2001, as compared to $9,513 for the same period in 2000.

Noninterest Expense

For the nine months ended September 30, 2001, noninterest expense was $1,112,307, an increase of $116,262, or 11.67% when compared to the same period in 2000. The largest increase was in other operating expense, which increased from $369,305 for the nine months ended September 30, 2000 to $431,648 for the nine months ended September 30, 2001. The increase is attributable to the costs associated with forming the holding company during the first quarter of the year and to certain costs associated with moving into the new building on May 7, 2001. Salaries and employee benefits also increased from $507,018 for the nine months ended September 30, 2000 to $550,080 for the nine months ended September 30, 2001. This increase is primarily attributable to annual pay raises.

For the quarter ended September 30, 2001, noninterest expense increased $31,234, or 9.20% as compared to the quarter ended September 30, 2000. The largest category of noninterest expense, salaries and employee benefits, increased $24,187 from the quarter ended September 30, 2000 to $189,350 for the quarter ended September 30, 2001. As discussed earlier, this increase is primarily attributable to annual pay raises.

Income Taxes

The income tax benefit for the nine months ended September 30, 2001 was $88,095 as compared to $179,725 for the same period in 2000. The loss before income taxes decreased from $484,984 for the nine months ended September 30, 2000 to $241,134 for the same period in 2001. The effective tax rate was 37% for the nine months ended September 30, 2001 and 2000. The effective tax rate was also 37% for the quarters ended September 30, 2001 and 2000.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2001 of $153,039 as compared to $305,259 for the same period in 2000. The net loss before taxes of $241,134 was partially offset by the income tax benefit of $88,095 during the nine months ended September 30, 2001. The net loss before taxes for the same period in 2000 was $484,984, which was partially offset by the income tax benefit of $179,725. For the quarter ended September 30, 2001, the net loss was $43,759, as compared to $96,958 for the same period in 2000.

                            REGIONAL BANCSHARES, INC.

Assets and Liabilities

During the first nine months of 2001, total assets increased $8,509,981, or 36.52%, when compared to December 31, 2000. The primary source of growth in assets was in loans, which increased $9,308,146, or 61.41%, during the first nine months of 2001. Premises and equipment, net of accumulated depreciation, increased $1,107,889, or 105.32%, from December 31, 2000 to $2,159,830 at
September 30, 2001. This increase was attributable to the construction of the new corporate headquarters. These increases were partially offset by a decrease in federal funds sold from $4,610,000 at December 31, 2000 to $2,410,100 at September 30, 2001. Federal funds were shifted to loans as the demand for loans increased during the period. Total deposits also increased $6,793,173, or 36.79%, from $18,464,219 at December 31, 2000 to $25,257,392 at September 30,
2001. Within the deposit area, savings accounts increased $2,851,895, or 83.60% from December 31, 2000 to $6,263,385 at September 30, 2001. This increase was primarily attributable to one customer that placed additional funds in money market accounts. In order to assist with funding loan growth, the Bank also obtained advances from the Federal Home Loan Bank which totaled $1,750,000 at September 30, 2001.

Investment Securities

Investment securities decreased from $585,312 at December 31, 2000 to $454,975 at September 30, 2001. Because of the withdrawal of the Bank's membership in the Federal Reserve Bank of Richmond and the corresponding redemption of its stock in the Federal Reserve Bank of Richmond upon the Bank's conversion to a state charter, nonmarketable equity securities decreased from $238,603 at December 31, 2000 to $100,053 at September 30, 2001. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2001.

Loans

The Bank continued its trend of growth during the first nine months of 2001, especially in the loan area. Net loans increased $9,217,866, or 61.46%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 110.26%, or $7,010,194, from December 31, 2000 to September 30, 2001. Balances within the major loans receivable categories as of September 30, 2001 and December 31, 2000 are as follows:

                                                  September 30,     December 31,
                                                       2001             2000
                                                       ----             ----
Real estate - construction ...............        $ 1,825,813        $ 1,439,247
Real estate - mortgage ...................         13,368,005          6,357,811
Commercial and industrial ................          4,440,877          3,329,040
Consumer and other .......................          4,830,812          4,031,263
                                                  -----------        -----------
                                                  $24,465,507        $15,157,361
                                                  ===========        ===========

                            REGIONAL BANCSHARES, INC.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                    September 30,   December 31,
                                                         2001           2000
                                                         ----           ----
Loans: Nonaccrual loans ........................       $10,789         $10,789

Accruing loans more than 90 days past due ......       $     -         $     -

Loans identified by the
   internal review mechanism:

   Criticized ..................................       $37,869         $39,597
   Classified ..................................       $10,789         $12,766

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

Allowance for Loan Losses


Activity in the Allowance for Loan Losses is as follows:

                                                                                            September 30,               December 31,
                                                                                                 2001                      2000
                                                                                                 ----                      ----
Balance, January 1, ..........................................................             $    159,000               $     54,629
Provision for loan losses for the period .....................................                  104,841                     89,809
Net loans (charged-off) recovered for the period .............................                  (14,561)                   (15,638)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    249,280               $    128,800
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 24,465,507               $ 12,877,426

Allowance for loan losses to loans outstanding ...............................                     1.02%                      1.00%

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased from $1,051,941 at December 31, 2000 to $2,159,830 at September 30, 2001. The
increase of $1,107,889 was attributable to the construction of our new corporate headquarters at 206 South Fifth Street. We moved into the new building on May 7, 2001.

                            REGIONAL BANCSHARES, INC.

Deposits

Total deposits increased $6,793,173, or 36.79%, from December 31, 2000 to $25,257,392 at September 30, 2001. The largest change was an increase in savings deposits, which increased $2,851,895 to $6,263,385 at September 30, 2001. This increase was primarily attributable to one customer that placed additional funds in money market accounts earlier during the year. Expressed in percentages, interest-bearing deposits increased 38.08% and noninterest bearing deposits increased 27.75%.

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 are as follows:

                                                    September 30,   December 31,
                                                        2001            2000
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 2,944,209      $ 2,304,641
Interest-bearing demand deposits .............        3,142,220        2,726,322
Savings deposits .............................        6,263,385        3,411,490
Time deposits $100,000 and over ..............        4,500,816        3,902,384
Other time deposits ..........................        8,406,762        6,119,382
                                                    -----------      -----------

                                                    $25,257,392      $18,464,219
                                                    ===========      ===========

Advances from Federal Home Loan Bank

Advances from Federal Home Loan Bank consisted of two advances obtained to fund loan growth and totaled $1,750,000 at September 30, 2001. One advance totaling $1,000,000 has an interest rate of 3.30% and matures October 1, 2001. A $750,000 advance has an interest rate of 3.30% and matures October 1, 2001. Both mature on a daily basis. Advances from the Federal Home Loan Bank are secured by one to four family residential mortgage loans and by the Bank's stock in the Federal Home Loan Bank.

Liquidity

Liquidity needs are met by the Bank through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 90.59% at September 30, 2001 and 82.09% at December 31, 2000.

Securities available-for-sale, which totaled $354,922 at September 30, 2001, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2001, unused lines of credit totaled $2,650,000.

Capital Resources

Total shareholders' equity decreased from $4,570,720 at December 31, 2000 to $4,421,327 at September 30, 2001. The decrease is due to the net loss for the period of $153,039. The decrease was offset partially by a positive change of $3,646 in the fair value of securities available-for-sale.

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

                            REGIONAL BANCSHARES, INC.

Capital Resources - continued

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

The following table summarizes the Company's risk-based capital at September 30, 2001:

Shareholders' equity ..............................................................................                     $ 4,417,290
 Less: intangibles ................................................................................                               -
                                                                                                                        -----------
 Tier 1 capital ...................................................................................                       4,417,290
                                                                                                                        -----------

 Plus: allowance for loan losses (1) ..............................................................                         249,280
                                                                                                                        -----------
 Total capital ....................................................................................                     $ 4,666,570
                                                                                                                        ===========

 Risk-weighted assets .............................................................................                     $26,618,444
                                                                                                                        ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) .......................................................                           16.59%
   Total capital (to risk-weighted assets) ........................................................                           17.53%
   Tier 1 capital (to total average assets) .......................................................                           15.54%

 (1) limited to 1.25% of risk-weighted assets

                           REGIONAL BANCSHARES, INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                            REGIONAL BANCSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 2, 2001                By: /s/ CURTIS A. TYNER
                                          --------------------------------------
                                          Curtis A. Tyner
                                          President, Chief Executive Officer and
                                          Chief Financial Officer