Form 10KSB40
period 2001-12-31
REGIONAL BANKSHARES INC
filed 2002-03-28
CIK 1135513

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001     Commission File Number 000-32493

                            REGIONAL BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

      South Carolina                                  57-1108717
(State or Other Jurisdiction of           (IRS Employer Identification Number)
 Incorporation or Organization)

            206 South Fifth Street, Hartsville, South Carolina 29550
                (Address of Principal Executive Office, Zip Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $2,233,014.

         There is no established trading market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2002, was approximately $3,247,508. As of March 1, 2002, there were 563,670 shares of the Registrant's common stock, $1.00 par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                              Cross-Reference Sheet

  PART I
        Item 1.      Description of Business.............................................................1
        Item 2.      Description of Property.............................................................9
        Item 3.      Legal Proceedings...................................................................9
        Item 4.      Submission of Matters to Vote of Security Holders...................................9
  PART II
        Item 5.      Market for Common Equity and Related Stockholder Matters............................9
        Item 6.      Management's Discussion and Analysis or Plan of Operation..........................11
        Item 7.      Financial Statements...............................................................25
        Item 8.      Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure.........................................46
  PART III
        Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act..............................46
        Item 10.     Executive Compensation.............................................................46
        Item 11.     Security Ownership of Certain Beneficial Owners and Management.....................46
        Item 12.     Certain Relationships and Related Transactions.....................................46
  PART IV
        Item 13.     Exhibits and Reports on Form 8-K...................................................47

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical in nature are intended to be, and are hereby identified as 'forward looking statements.' The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, Regional Bankshares, Inc. (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management ; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Hartsville Community Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 21 other financial institutions and branches of financial institutions are located in the Bank's market area. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

         During 2001, the Bank hired an investment broker to offer investment and brokerage services to the Bank's customes through Raymond James Financial Services, Inc., a registered broker-dealer firm.

Employees

         The Bank has 19 full time employees. The Company has no employees.


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

         The Bank exceeded all applicable capital requirements by a wide margin at December 31, 2001.

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

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removed Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act required the applicable regulators to adopt regulations in order to implement these provisions, and a substantial number of regulations have already been adopted.

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

Item 2.  Description of Property.

         The Bank owns its office building, which is located at 206 South Fifth Street in Hartsville. The property is at a corner location one block from the geographic center of Hartsville. This area of town is undergoing extensive redevelopment, and is likely to be a center for retail, professional and service business growth in the future. The office building comprises approximately 8,000 feet. The building was completed in the second quarter of 2001, and cost approximately $1,000,000. The property on which the main office is located was purchased from an unaffiliated third party for approximately $293,400.

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

         None.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Absence of Market for Common Stock

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. In 2001, management was aware of a few transactions in which the Company's common stock traded for $14.50 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of December 31, 2001, there were approximately 893 holders of record of the Company's common stock, excluding individual participants in security position listings.

Dividends

         The Company has never paid any cash dividends, and to maintain its capital, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. Because the Company has no operations other than those of the Bank and presently has no income of its own, the Company would rely on dividends from the Bank as its principal source of cash to pay dividends. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of the Bank's cash dividends to shareholders are subject to the prior approval of the South Carolina Commissioner of Banking. The information set forth in Note 19 to the Company's Consolidated Financial
Statements which are set forth under Item 7 below is incorporated herein by reference.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation
                              Basis of Presentation

The following discussion should be read in conjunction with the the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events exacerbated a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

                                     General

On January 1, 2001, Hartsville Community Bank (the "Bank") became a wholly-owned subsidiary of Regional Bankshares, Inc. (the Company). The Company acquired 100% of the outstanding common stock of the Bank. The Company was formed to serve as a holding company for the Bank. On January 10, 2001, the Bank converted from a nationally-chartered bank to a state-chartered bank. Management believes that the conversion will more accurately reflect the operating philosophy of management and the Board of Directors.

On May 10, 2001, the Company moved its operations to its newly constructed headquarters at 206 South Fifth Street in Hartsville, South Carolina. The 8,250 square foot facility allowed the Company to locate its main bank branch and operations center into one facility. The cost of the building was approximately $1,328,844. Additional furniture and equipment purchased for the building totaled approximately $244,058.

The Bank opened for business on June 15, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Darlington County, South Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. In addition to providing traditional banking services, the Bank has a mortgage loan division. The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages. During 2001, the Bank hired an investment broker to offer investment and brokerage services to the Company's customers through Raymond James Financial Services, Inc., a registered broker-dealer firm. This service is located in space leased by the Company on Carolina Avenue in Hartsville, South Carolina.

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

                              Results of Operations

Year ended December 31, 2001, compared with year ended December 31, 2000

Net interest income increased $395,513, or 52.80%, to $1,144,576 in 2001 from $749,063 in 2000. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $9,599,000, or 64.50%, due to continued growth in the loan portfolio. The primary components of interest income were interest on loans, including fees, of $1,834,066 and interest on federal funds sold of $133,228.

The Company's net interest spread and net interest margin were 3.98% and 4.68%, respectively, in 2001 compared to 3.36% and 5.03%, respectively, in 2000. The increase in net interest spread was primarily the result of management's efforts to increase loans, which generally have relatively high interest rates, as a percentage of total earning assets and to control interest rates during a declining interest rate environment. Yields on all earning assets, other than nonmarketable equity securities, declined in 2001. Yields on earning assets decreased from 8.67% in 2000 to 8.16% in 2001. Yields on interest-bearing liabilities decreased from 5.31% in 2000 to 4.18% in 2001.

The provision for loan losses was $129,841 in 2001 compared to $118,884 in 2000. The Company continues to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income increased $127,422, or 118.18%, to $235,245 in 2001 from $107,823 in 2000. The increase is primarily attributable to increased service charges on deposit accounts. Service charges increased $84,240, or 179.82%, to $131,088 for the year ended December 31, 2001. The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts over the two years. Residential mortgage origination fees increased $29,315, or 99.32%, to $58,830 for the year ended December 31, 2001. The decline in interest rates during 2001 resulted in more home mortgage refinancings.

Noninterest expense increased $191,697, or 14.72%, to $1,494,220 in 2001 from $1,302,523 in 2000. Noninterest expenses increased in all categories as a result of our continued growth. Other operating expenses increased $76,889 to $568,579 for the year ended December 31, 2001. The Company incurred $26,365 in legal expenses in 2001 associated with the formation of the holding company. Salaries and benefits increased $84,920, or 12.85%, to $745,844 in 2001 from $660,924 in
2000. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth. The Company's efficiency ratio was 108.29% in 2001 compared to 152.01% in 2000. The decrease is attributable to the increase in net interest income and noninterest income. The efficiency ratio is defined as noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

The net loss was $154,830 in 2001 compared to a net loss of $355,367 in 2000. The decrease in net loss reflects our continued growth, as average-earning assets increased from $14,882,000 for the year ended December 31, 2000 to $24,481,000 for the year ended December 31, 2001. Return on average assets during 2001 was (0.55)% compared to (2.14)% during 2000, and return on average equity was (3.44)% during 2001 compared to (7.51)% during 2000.

A comparison between 2000 and 1999 is not relevant since the Bank was only open for business 6.5 months in 1999.

                               Net Interest Income

General. The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Total interest earning assets yield less total interest bearing liabilities rate represents the Company's net interest rate spread.

Average Balances, Income and Expenses, and Rates. The following table sets forth, for the years indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates

                                                                2001                                        2000
                                                 --------------------------------------      ---------------------------------------
                                                 Average       Income/           Yield/      Average        Income/           Yield/
(Dollars in thousands)                           Balance       Expense           Rate        Balance        Expense           Rate
                                                 -------       -------           ----        -------        -------           ----
Assets:
 Earning Assets:
    Loans (1) ...............................    $21,060         $ 1,834          8.71%      $10,052         $   992           9.87%
    Securities, taxable (2) .................        353              22          6.23           344              22           6.40
    Nonmarketable securities ................        104               9          8.65           192               9           4.69
    Federal funds sold ......................      2,964             133          4.49         4,294             267           6.22
                                                 -------         -------                     -------         -------
     Total earning assets ...................     24,481           1,998          8.16        14,882           1,290           8.67
                                                 -------         -------                     -------         -------
 Cash and due from banks ....................      1,151                                        675
 Premises and equipment .....................      1,868                                        686
 Other assets ...............................        728                                        486
 Allowance for loan losses ..................       (209)                                       (98)
                                                 -------                                    -------
      Total assets ..........................    $28,019                                    $16,631
                                                 =======                                    =======
Liabilities:
 Interest-bearing liabilities:
    Interest-bearing transaction accounts ...    $ 3,010             34           1.13%     $ 1,376               32           2.33%
    Savings deposits ........................      5,169            162           3.13        2,728              124           4.55
    Time deposits ...........................     11,597            640           5.52        6,080              385           6.33
    Other short-term borrowings .............        626             17           2.72            -                -              -
                                                 -------         ------                     -------          -------
     Total interest-bearing liabilities......     20,402            853           4.18       10,184              541           5.31
                                                 -------         ------                     -------          -------
  Demand deposits ...........................      2,793                                      1,552
  Accrued interest and other liabilities ....        321                                        163
  Shareholders' equity ......................      4,503                                      4,732
                                                 -------                                    -------
      Total liabilities and
       shareholders' equity .................    $28,019                                    $16,631
                                                 =======                                    =======
 Net interest spread ........................                                     3.98%                                        3.36%
 Net interest income ........................                    $1,145                                      $   749
                                                                 ======                                      =======
 Net interest margin ........................                                     4.68%                                        5.03%



(1) The effect of fees collected on loans is not significant to the computations. Nonaccrual loans are not included in average balances on loans. All loans and deposits are domestic.
(2) Average investment securities exclude the valuation allowance on securities available-for-sale.

                              Rate/Volume Analysis

Analysis of Changes in Net Interest Income. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided as follows:

                                                                                      2001 compared to 2000
                                                                                  Due to increase (decrease) in
 (Dollars in thousands)                                          Volume (1)         Rate (1)        Volume/Rate             Total
                                                                 ----------         --------        -----------             -----
Interest income:
  Loans ................................................           $ 1,085            $  (116)           $  (127)           $   842
  Securities, taxable ..................................                 1                 (1)                 -                  -
  Nonmarketable securities .............................                (3)                 6                 (3)                 -
  Federal funds sold and other .........................               (83)               (74)                23               (134)
                                                                   -------            -------            -------            -------
     Total interest income .............................             1,000               (185)              (107)               708
                                                                   -------            -------            -------            -------
Interest expense:
  Interest-bearing deposits ............................               509               (110)              (104)               295
  Short-term borrowings ................................                 -                  -                 17                 17
                                                                   -------            -------            -------            -------
     Total interest expense ............................               509               (110)               (87)               312
                                                                   -------            -------            -------            -------
       Net interest income .............................           $   491            $   (75)           $   (20)           $   396
                                                                   =======            =======            =======            =======

                                                                                      2000 compared to 1999
                                                                                  Due to increase (decrease) in
 (Dollars in thousands)                                            Volume             Rate          Volume/Rate             Total
                                                                 ----------         --------        -----------             -----
Interest income:
  Loans ................................................           $   859            $    (4)           $   (21)           $   834
  Securities, taxable ..................................                18                  -                  3                 21
  Nonmarketable securities .............................                 5                 (1)                (1)                 3
  Federal funds sold and other .........................               111                  1                  1                113
                                                                   -------            -------            -------            -------
     Total interest income .............................               993                 (4)               (18)               971
                                                                   -------            -------            -------            -------
Interest expense:
  Interest-bearing deposits ............................               383                 12                 45                440
                                                                   -------            -------            -------            -------
     Total interest expense ............................               383                 12                 45                440
                                                                   -------            -------            -------            -------
      Net interest income ..............................           $   610            $   (16)           $   (63)           $   531
                                                                   =======            =======            =======            =======

(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

                               Net Interest Income

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth the Bank's interest rate sensitivity at December 31, 2001.

Interest Sensitivity Analysis

                                                                            After One  After Three             Greater
                                                                             Through    Through     Within     Than One
December 31, 2001                                            Within One      Three       Twelve      One      Year or Non-
 (Dollars in thousands)                                        Month         Months      Months      Year      Sensitive      Total
                                                               -----         ------      ------      ----      ---------      -----
Assets
Interest-earning assets
  Loans ..................................................   $  6,081     $  1,090      $  2,097    $  9,268     $ 17,606   $ 26,874
  Securities, taxable ....................................          -          201           153         354            -        354
  Nonmarktable securities ................................        138            -             -         138            -        138
  Federal funds sold .....................................      2,846            -             -       2,846            -      2,846
                                                             --------     --------      --------    --------     --------   --------
     Total earning assets ...............................      9,065        1,291         2,250      12,606       17,606     30,212
                                                             --------     --------      --------    --------     --------   --------

Liabilities
Interest-bearing liabilities:
  Interest-bearing deposits:
    Demand deposits ......................................      5,270            -             -       5,270            -      5,270
    Savings deposits .....................................      5,250            -             -       5,250            -      5,250
    Time deposits ........................................      1,367        2,959         9,005      13,331          480     13,811
                                                             --------     --------      --------    --------     --------   --------
      Total interest-bearing deposits ....................     11,887        2,959         9,005      23,851          480     24,331
                                                             --------     --------      --------    --------     --------   --------
  Advances from Federal Home Loan Bank ...................          -            -         1,750       1,750            -      1,750
                                                             --------     --------      --------    --------     --------   --------
      Total interest-bearing liabilities .................     11,887        2,959        10,755      25,601          480     26,081
                                                             --------     --------      --------    --------     --------   --------
Period gap ...............................................   $ (2,822)    $ (1,668)     $ (8,505)   $(12,995)    $ 17,126
                                                             ========     ========      ========     ========    ========
Cumulative gap ...........................................   $ (2,822)    $ (4,490)     $(12,995)   $(12,995)    $  4,131
                                                             ========     ========      ========     ========    ========
Ratio of cumulative gap to total earning assets ..........      (9.34)%     (14.86)%      (43.01)%    (43.01)%      13.67%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give the Company the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. However, the Company is not obligated to vary the rates paid on these deposits within any given period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity dates.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive. The Company is cumulatively liability-sensitive for all periods within one year. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Accordingly, management believes a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

                     Provision and Allowance for Loan Losses

General. The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Company's Board of Directors reviews and approves the appropriate level for the Company's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market. The experience of management with other financial institutions and the experience of other financial institutions in the area has been to fund the allowance for loan losses at approximately 1% of total loans outstanding until a history is established for the Company.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's statement of income, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the inherent losses in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The Company's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of inherent losses in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, chargeoffs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that chargeoffs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system. Although real estate mortgage loans comprise the largest category of total loans, the relative risk associated with these loans is considered less than traditional commercial and consumer loans. Commercial and consumer loans are usually secured by collateral other than real estate and therefore contain a higher degree of risk.

The following table sets forth certain information with respect to the Company's allowance for loan losses and the composition of chargeoffs and recoveries for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999.

Allowance for Loan Losses

(Dollars in thousands)                                                                    2001             2000              1999
                                                                                          ----             ----              ----
Total loans outstanding at end of period .....................................          $26,874           $15,157           $ 5,536
                                                                                        =======           =======           =======
Average loans outstanding ....................................................          $21,060           $10,052           $ 1,604
                                                                                        =======           =======           =======
Balance of allowance for loan losses at beginning of period ..................          $   159           $    55               $ -
Loans charged off:
  Real estate - construction .................................................                -                 -                 -
  Real estate - mortgage .....................................................                -                 -                 -
  Commercial and industrial ..................................................                4                 -                 -
  Consumer and other .........................................................               19                21                 7
                                                                                        -------           -------           -------
     Total loan losses .......................................................               23                21                 7
                                                                                        -------           -------           -------
Recoveries of previous loan losses:
  Real estate - construction .................................................                -                 -                 -
  Real estate - mortgage .....................................................                -                 -                 -
  Commercial and industrial ..................................................                -                 -                 -
  Consumer and other .........................................................                2                 6                 -
                                                                                        -------           -------           -------
     Total recoveries ........................................................                2                 6                 -
                                                                                        -------           -------           -------
Net charge-offs ..............................................................               21                15                 7
Provision for loan losses ....................................................              130               119                62
                                                                                        -------           -------           -------
Balance of allowance for loan losses at end of period ........................          $   268           $   159           $    55
                                                                                        =======           =======           =======

Allowance for loan losses to period end loans ................................             1.00%             1.05%             0.99%
Ratio of chargeoffs to average loans .........................................             0.10%             0.15%             0.44%


                              Nonperforming Assets

Nonperforming Assets. There were loans totaling $9,314 in nonaccrual status at December 31, 2001. There was one loan with a principal balance of $10,789 in nonaccrual status at December 31, 2000. There were no loans past due ninety days or more and still accruing interest at December 31, 2001 or 2000. There were no restructured loans at December 31, 2001 or 2000.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or chargeoff of the principal balance of the loan which would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms and the amount of interest income on such loans that was included in net income, is immaterial.

Potential Problem Loans. At December 31, 2001, the Company had identified $13,817 in criticized loans and $8,695 in classified loans through its internal review mechanisms. At December 31, 2000, the Company had identified $39,597 in criticized loans and $12,766 in classified loans through its internal review mechanisms. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses. Until a history is established, the overall objective of the Company has been to maintain the allowance for loan losses at approximately 1% of total loans to provide for inherent loan losses.

                         Noninterest Income and Expense

Noninterest Income. Noninterest income for the year ended December 31, 2001 was $235,245, an increase of $127,422 from $107,823 for the year ended December 31, 2000. The increase is primarily a result of an increase in service charges on deposit accounts from $46,848 for the year ended December 31, 2000 to $131,088 for the year ended December 31, 2001. Residential mortgage origination fees increased $29,315 or 99.32% from $29,515 in 2000 to $58,830 for the year ended December 31, 2001.

Noninterest income for the year ended December 31, 2000 totaled $107,823. The largest component of noninterest income for the year ended December 31, 2000, was service charges on deposit accounts which totaled $46,848. This amount included NSF and overdraft fees of $22,846. Residential mortgage origination fees totaled $29,515 for the year ended December 31, 2000.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999.

(Dollars in thousands)                                  2001      2000      1999
                                                        ----      ----      ----
Service charges on deposit accounts ..............      $131      $ 47      $ 15
Credit life insurance commissions ................         9        14        11
Residential mortgage origination fees ............        59        30         8
Other income .....................................        36        17         5
                                                        ----      ----      ----
     Total noninterest income ....................      $235      $108      $ 39
                                                        ====      ====      ====

Noninterest Expense. Noninterest expense increased $191,697 or 14.72% to $1,494,220 for the year ended December 31, 2001. Of this total, other operating expenses increased $76,889, or 15.64% to $568,579 in 2001 from $491,690 in 2000.
The Company incurred $26,365 of legal expenses in 2001 associated with the formation of the holding company. Salaries and employee benefits increased $84,920, or 12.85%, in 2001 from $660,924 in 2000. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth. Occupancy expense and furniture and equipment expense increased in 2001 as a result of the new corporate headquarters. Occupancy expense, including depreciation charges, increased $11,791, or 19.63% to $71,855 for the year ended December 31, 2001. Furniture and equipment expense increased from $89,845 in 2000 to $107,942 for the year ended December 31, 2001.

Salaries and employee benefits, the largest component of noninterest expense, was $660,924 for the year ended December 31, 2000. Furniture and equipment expense and net occupancy expense totaled $89,845 and $60,064, respectively, for the year ended December 31, 2000. Other operating expenses totaled $491,690 for the year. The largest item in other operating expenses was the service bureau data processing charges which totaled $83,728.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999.

(Dollars in thousands)                               2001       2000        1999
                                                     ----       ----        ----
Salaries and employee benefits ................    $  746     $  661     $  532
Net occupancy and equipment expense ...........       180        150        100
Advertising and public relations ..............        36         65         71
Office supplies, stationery, and printing .....        30         36         55
Service bureau and related expense ............        99         84         41
Professional fees and services ................        90         51        111
Telephone expenses ............................        24         19         20
Other .........................................       289        237        187
                                                   ------     ------     ------
     Total noninterest expense ................    $1,494     $1,303     $1,117
                                                   ======     ======     ======
Efficiency ratio ..............................    108.29%    152.01%    433.48%


                                 Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $21,060,000 in 2001 compared to $10,052,000 in 2000, an increase of $11,008,000 or 109.51%. At
December 31, 2001, total loans were $26,873,907 compared to $15,157,361 at December 31, 2000.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on all types of lending.

Composition of Loan Portfolio

December 31,                                                            2001                                  2000
                                                             -------------------------------       ---------------------------------
(Dollars in thousands)                                         Amount       Percent of Total         Amount         Percent of Total
                                                             --------       ----------------       --------         ----------------
Commercial and industrial ........................           $  3,634            13.52%            $  3,329               21.96%
Real estate
  Construction ...................................              2,231             8.30                1,439                9.49
  Mortgage-residential ...........................              8,654            32.20                4,421               29.17
  Mortgage-nonresidential ........................              7,356            27.37                1,937               12.78
Consumer .........................................              4,998            18.60                3,956               26.11
Other ............................................                  1             0.01                   75                0.49
                                                             --------           ------             --------              ------
      Total loans ................................             26,874           100.00%              15,157              100.00%
Allowance for loan losses ........................               (268)                                 (159)
                                                             --------                              --------
     Net loans ...................................           $ 26,606                              $ 14,998
                                                             ========                              ========

The largest component of the Company's loan portfolio is real estate mortgage loans. At December 31, 2001, real estate mortgage loans totaled $16,010,012 and represented 59.57% of the total loan portfolio, compared to $6,357,811 or 41.95% at December 31, 2000.

In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Company's market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Residential   mortgage  loans  totaled  $8,653,796  at  December  31,  2001  and represented 32.20% of the total loan portfolio, compared to $4,421,265 at December 31, 2000. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $7,356,216 at December 31, 2001, compared to $1,936,546 at December 31, 2000. This represents an increase of $5,419,670 or 279.86% from the December 31, 2000 amount. The demand for residential and commercial real estate loans in the Hartsville market has remained stable. The Company has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

The Company's loan portfolio is also comprised heavily of consumer loans. Consumer and other loans increased $967,442, or 24.00%, to $4,998,705 at December 31, 2001 from $4,031,263 at December 31, 2000.

Commercial and industrial loans increased $305,313 or 9.17%, to $3,634,353 at December 31, 2001 from $3,329,040 at December 31, 2000.

The Company's loan portfolio reflects the diversity of its market. The Company's home office is located in Hartsville in Darlington County, South Carolina. The economy of Hartsville contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. Management expects the area to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2001.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                                      Over One Year
December 31, 2001                                                   One Year or          Through          Over Five
 (Dollars in thousands)                                                Less            Five Years           Years             Total
                                                                    -----------        ----------           -----             -----
Commercial and industrial ..................................           $ 1,817           $ 1,739           $    78           $ 3,634
Real estate ................................................             6,378            10,095             1,768            18,241
Consumer and other .........................................             1,073             3,902                24             4,999
                                                                       -------           -------           -------           -------
                                                                       $ 9,268           $15,736           $ 1,870           $26,874
                                                                       -------           -------           -------           -------

Loans maturing after one year with:
  Fixed interest rates .....................................                                                                 $10,783
  Floating interest rates ..................................                                                                   6,823
                                                                                                                             -------
                                                                                                                             $17,606
                                                                                                                             =======

The information presented in the preceding table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is also a component of the Company's total earning assets. Total securities available-for-sale averaged $353,000 in 2001, compared to $344,000 in 2000. At December 31, 2001, total securities available-for-sale were $353,672. Other than nonmarketable equity securities, all securities were designated as available-for-sale and were recorded at their estimated fair value. Investment securities also include certain nonmarketable equity securities including Federal Home Loan Bank stock and Community Financial Services, Inc. stock. These securities are recorded at their original cost and totaled $137,553 at December 31, 2001.

The   following   table   sets   forth   the  book   value  of  the   securities
available-for-sale held by the Company at December 31, 2001 and 2000.

Book Value of Securities

 December 31,                                                   2001        2000
                                                                ----        ----
(Dollars in thousands)
U.S. government agencies and corporations ..............        $349        $347
                                                                ----        ----

   Total securities available-for-sale .................        $349        $347
                                                                ====        ====


The following table sets forth the scheduled maturities and weighted average yields of securities available-for-sale held at December 31, 2001.

Investment Securities Maturity Distribution and Yields

                                                 After One But
December 31, 2001                              Within Five Years      Total
                                               -----------------      -----
(Dollars in thousands)                         Amount    Yield   Amount    Yield
                                               ------    -----   ------    -----
U.S. government agencies and corporations ..   $354      6.23%    $354     6.23%
                                               ----               ----
  Total securities available for sale ......   $354      6.23%    $354     6.23%
                                               ====               ====


Other attributes of the securities  portfolio,  including yields and maturities,
are  discussed  above  in  "---Net  Interest  Income---   Interest   Sensitivity
Analysis."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $2,964,000 in 2001, compared to $4,294,000 in 2000. At December 31, 2001, short-term investments totaled $2,845,956. These funds are an important source of the Company's liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

                 Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $10,218,000, or 100.33% to $20,402,000 in 2001, from $10,184,000 in 2000. Average interest-bearing deposits increased $9,592,000, or 94.19%, to $19,776,000 in 2001, from $10,184,000 in
2000. These increases resulted from increases in all categories of interest-bearing liabilities, primarily as a result of the continued growth of the Company.

Deposits. Average total deposits increased $10,833,000, or 92.31%, to $22,569,000 in 2001, from $11,736,000 in 2000. At December 31, 2001, total deposits were $27,742,137, compared to $18,464,219 a year earlier, an increase of 50.25%.

The following table sets forth the deposits of the Company by category at December 31, 2001 and 2000.

Deposits

December 31,                                                                      2001                            2000
                                                                                  ----                            ----
                                                                                          Percent of                      Percent of
(Dollars in thousands)                                                   Amount            Deposits          Amount        Deposits
                                                                         ------            --------          ------        --------
Demand deposit accounts ....................................           $ 3,412               12.30%        $ 2,305            12.48%
NOW accounts ...............................................             5,270               19.00           2,726            14.76
Money market accounts ......................................             4,758               17.15           3,247            17.59
Savings accounts ...........................................               491                1.77             165             0.89
Time deposits less than $100,000 ...........................             8,558               30.85           6,119            33.14
Time deposits of $100,000 or over ..........................             5,253               18.93           3,902            21.14
                                                                       -------              ------         -------           ------
     Total deposits ........................................           $27,742              100.00%        $18,464           100.00%
                                                                       =======                             =======           ======


Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $22,489,084 at December 31, 2001.

Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 96.87% at December 31, 2001, and 82.09% at December 31, 2000. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2001, is set forth in the following table:

Maturities of Time Deposits of $100,000 or More

                                                                                                  After Six
                                                                                    After Three   Through
                                                                    Within Three   Through Six     Twelve    After Twelve
(Dollars in thousands)                                                 Months        Months        Months        Months       Total
                                                                       ------        ------        ------        ------       -----
 Certificates of deposit of $100,000 or more ..................        $1,510        $1,312        $2,131        $  300       $5,253


Approximately 28.75% of the Company's time deposits of $100,000 or more had scheduled maturities within three months, and 53.72% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

                                     Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging form 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of common shareholders' equity minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

Analysis of Capital and Capital Ratios

                                                         The Bank    The Company
                                                         --------    -----------
(Dollars in thousands)
Tier 1 capital ...................................       $ 4,436        $ 4,449
Tier 2 capital ...................................           268            268
                                                         -------        -------
     Total qualifying capital ....................       $ 4,704        $ 4,717
                                                         =======        =======

Risk-adjusted total assets
 (including off-balance-sheet exposures) .........       $28,983        $28,993
                                                         =======        =======

Risk-based capital ratios:
  Tier 1 risk-based capital ratio ................         15.30%         15.35%
  Total risk-based capital ratio .................         16.23%         16.27%
  Tier 1 leverage ratio ..........................         13.49%         13.53%


                   Liquidity Management and Capital Resources

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Nevertheless, management believes that cash and cash equivalents in combination with deposit inflows and loan repayments are adequate to meet reasonably foreseeable demands for deposit withdrawals and the funding of new loans. The Company also has a line of credit available with Federal Home Loan Bank to borrow up to 10% of the Bank's total assets as of December 31, 2001, or $3,421,000. The Company had borrowed $1,750,000 against this line. In addition, the Company has unused lines to purchase federal funds from unrelated banks totaling $2,650,000 at December 31, 2001.

                               Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                    Accounting and Financial Reporting Issues

In July, 2001 the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires the use of the purchase method. The Statement also requires that intangible assets be reported separately from goodwill. This Statement is effective for all transactions initiated after June 30, 2001. Under SFAS 142, goodwill is no longer subject to amortization; however, it should be evaluated for impairment on at least an annual basis and adjusted to its fair value. In addition, an acquired intangible should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of intent to do so. However, the FASB recommends that financial institutions continue to follow the basic guidelines of SFAS 72 in recording and amortizing goodwill and other unidentifiable intangible assets. The Company adopted SFAS 141 on July 1, 2001. SFAS 142 is effective for entities with fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 on January 1, 2002. The adoption of these Statements will not have any impact on the consolidated financial statements.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which as amended by SFAS 137 and SFAS 138 is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used and how the derivative is designated. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have any impact on the consolidated financial statements since the Company did not have any derivative instruments nor any derivative instruments embedded in other contracts in 2001.

                              Industry Developments

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton in November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

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

Item 7.  Financial Statements.

Independent Auditors' Report
Consolidated Balance Sheets
Statements of Income
Statements of Changes in Shareholders' Equity and Comprehensive Income Statements of Cash Flows
Notes to Consolidated Financial Statements






                       TOURVILLE, SIMPSON & CASKEY, L.L.P.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              POST OFFICE BOX 1769
                         COLUMBIA, SOUTH CAROLINA 29202

                            TELEPHONE (803) 252-3000
                               FAX (803) 252-2226


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Regional Bankshares, Inc.
Hartsville, South Carolina


We have audited the accompanying consolidated balance sheets of Regional Bankshares, Inc. (formerly Hartsville Community Bank, N.A.) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regional Bankshares, Inc., as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.





Tourville, Simpson and Caskey, L.L.P.
Columbia, South Carolina
January 31, 2002

                            REGIONAL BANKSHARES, INC.


                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                                                                        2001                2000
                                                                                                        ----                ----
Assets:
 Cash and cash equivalents:
  Cash and due from banks ....................................................................      $  1,350,004       $  1,408,628
  Federal funds sold .........................................................................         2,845,956          4,610,000
                                                                                                    ------------       ------------
     Total cash and cash equivalents .........................................................         4,195,960          6,018,628
                                                                                                    ------------       ------------

Investment securities:
  Securities available-for-sale ..............................................................           353,672            346,709
  Nonmarketable equity securities ............................................................           137,553            238,603
                                                                                                    ------------       ------------
     Total investment securities .............................................................           491,225            585,312
                                                                                                    ------------       ------------

Loans receivable: ............................................................................        26,873,907         15,157,361
  Less allowance for loan losses .............................................................          (268,446)          (159,000)
                                                                                                    ------------       ------------
    Loans, net ...............................................................................        26,605,461         14,998,361
                                                                                                    ------------       ------------

 Premises, furniture and equipment, net ......................................................         2,124,281          1,051,941
 Accrued interest receivable .................................................................           120,123             89,540
 Other assets ................................................................................           681,134            560,275
                                                                                                    ------------       ------------
     Total assets ............................................................................      $ 34,218,184       $ 23,304,057
                                                                                                    ============       ============

Liabilities:
 Deposits:
  Noninterest-bearing transaction accounts ...................................................      $  3,411,614       $  2,304,641
  Interest-bearing transaction accounts ......................................................         5,269,616          2,726,322
  Savings ....................................................................................         5,250,268          3,411,490
  Time deposits $100,000 and over ............................................................         5,253,053          3,902,384
  Other time deposits ........................................................................         8,557,586          6,119,382
                                                                                                    ------------       ------------
     Total deposits ..........................................................................        27,742,137         18,464,219
                                                                                                    ------------       ------------

  Advances from Federal Home Loan Bank .......................................................         1,750,000                  -
  Accrued interest payable ...................................................................           253,696            245,113
  Other liabilities ..........................................................................            20,112             24,005
                                                                                                    ------------       ------------
     Total liabilities .......................................................................        29,765,945         18,733,337
                                                                                                    ------------       ------------

Commitments and Contingencies (Notes 13 and 20)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued .................                 -                  -
  Common stock, $1.00 par value, 10,000,000 shares authorized; 563,670 and
  560,270 shares issued and outstanding at December 31, 2001 and 2000, respectively ..........           594,270            560,270
  Capital surplus ............................................................................         4,973,271          4,973,271
  Retained earnings (deficit) ................................................................        (1,118,042)          (963,212)
  Accumulated other comprehensive income .....................................................             2,740                391
                                                                                                    ------------       ------------
     Total shareholders' equity ..............................................................         4,452,239          4,570,720
                                                                                                    ------------       ------------

     Total liabilities and shareholders' equity ..............................................      $ 34,218,184       $ 23,304,057
                                                                                                    ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                        Consolidated Statements of Income
                 for the years ended December 31, 2001 and 2000
              and for the period June 15, 1999 to December 31, 1999

                                                                                    2001                 2000                1999
                                                                                    ----                 ----                ----
Interest income:
  Loans, including fees .............................................         $ 1,834,066          $   991,752          $   157,982
  Investment securities:
    Taxable .........................................................              22,299               22,110                1,202
    Nonmarketable equity securities .................................               8,176                8,907                5,465
  Federal funds sold ................................................             133,228              267,120              153,984
                                                                              -----------          -----------          -----------
     Total ..........................................................           1,997,769            1,289,889              318,633
                                                                              -----------          -----------          -----------

Interest expense:
  Time deposits $100,000 and over ...................................             232,289              134,967               13,499
  Other deposits ....................................................             604,271              405,859               66,677
  Advances from Federal Home Loan Bank ..............................              12,438                    -                    -
  Short-term borrowings .............................................               4,195                    -               20,241
                                                                              -----------          -----------          -----------
     Total ..........................................................             853,193              540,826              100,417
                                                                              -----------          -----------          -----------

Net interest income .................................................           1,144,576              749,063              218,216

Provision for loan losses ...........................................             129,841              118,884               61,637
                                                                              -----------          -----------          -----------

Net interest income after provision for loan losses .................           1,014,735              630,179              156,579
                                                                              -----------          -----------          -----------

Other income:
  Service charges on deposit accounts ...............................             131,088               46,848               15,420
  Credit life insurance commissions .................................               9,458               14,270               10,595
  Residential mortgage origination fees .............................              58,830               29,515                8,719
  Other income ......................................................              35,869               17,190                4,696
                                                                              -----------          -----------          -----------
     Total ..........................................................             235,245              107,823               39,430
                                                                              -----------          -----------          -----------

Other expenses:
  Salaries and employee benefits ....................................             745,844              660,924              531,874
  Net occupancy expense .............................................              71,855               60,064               46,865
  Furniture and equipment expense ...................................             107,942               89,845               53,246
  Other operating expenses ..........................................             568,579              491,690              484,869
                                                                              -----------          -----------          -----------
     Total ..........................................................           1,494,220            1,302,523            1,116,854
                                                                              -----------          -----------          -----------

Income (loss) before income taxes ...................................            (244,240)            (564,521)            (920,845)

Income tax provision (benefit) ......................................             (89,410)            (209,154)            (313,000)
                                                                              -----------          -----------          -----------

Net income (loss) ...................................................         $  (154,830)         $  (355,367)         $  (607,845)
                                                                              ===========          ===========          ===========

Earnings per share
Basic earnings (losses) per share ...................................         $     (0.28)         $     (0.63)         $     (1.08)
Diluted earnings (losses) per share .................................         $     (0.28)         $     (0.63)         $     (1.08)

The accompanying notes are an integral part of the consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

           Consolidated Statements of Changes in Shareholders' Equity
                  and Comprehensive Income for the years ended
                         December 31, 2001 and 2000 and
                for the period June 15, 1999 to December 31, 1999

                                                                                                         Accumulated
                                                         Common Stock                        Retained      Other
                                                         ------------           Capital      Earnings   Comprehensive
                                                    Shares        Amount        Surplus      (Deficit)     Income           Total
                                                    ------        ------        -------      ---------     ------           -----
Common stock issued ........................       560,270    $   560,270    $ 5,042,430   $         -    $         -   $ 5,602,700

Cost of common stock issuance ..............                                     (69,159)                                   (69,159)

Net income (loss)
 for the period ............................                                                  (607,845)                    (607,845)

Other comprehensive ........................                                                                     (603)         (603)
                                                                                                                         -----------
 income (loss), net of tax
 benefit of $310

Comprehensive income .......................                                                                               (608,448)
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance, December 31, 1999 .................       560,270        560,270      4,973,271      (607,845)          (603)    4,925,093


Net income (loss) ..........................                                                  (355,367)                    (355,367)

Other comprehensive
 income (loss), net of tax expense of $539 .                                                                      994           994
                                                                                                                        -----------

Comprehensive income .......................                                                                               (354,373)
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance, December 31, 2000 .................       560,270        560,270      4,973,271      (963,212)           391     4,570,720


Net income (loss) ..........................                                                  (154,830)                    (154,830)

Other comprehensive income (loss),
   net of tax expense of $1,380                                                                                 2,349         2,349
                                                                                                                        -----------

Comprehensive income .......................                                                                               (152,481)

Exercise of stock warrants .................         3,400         34,000                                                    34,000
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance, December 31, 2001 .................       563,670    $   594,270    $ 4,973,271   $(1,118,042)   $     2,740   $ 4,452,239
                                               ===========    ===========    ===========   ===========    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            REGIONAL BANKSHARES, INC.


                      Consolidated Statements of Cash Flows
               for the years ended December 31, 2001 and 2000 and
                for the period June 15, 1999 to December 31, 1999

                                                                                      2001              2000               1999
                                                                                      ----              ----               ----
Cash flows from operating activities:
Net income (loss) .........................................................      $   (154,830)      $   (355,367)      $   (607,845)
Adjustments to reconcile net income to net cash used
 by operating activities:
   Provision for possible loan losses .....................................           129,841            118,884             61,637
   Depreciation and amortization expense ..................................           115,494             75,789             44,789
   Accretion and premium amortization .....................................            (3,234)            (3,045)              (161)
   Deferred income tax provision (benefit) ................................           (89,410)          (209,154)          (313,000)
   Increase in accrued interest receivable ................................           (30,583)           (60,967)           (28,573)
   Increase in accrued interest payable ...................................             8,583            212,913             32,200
   Increase in other assets ...............................................           (32,829)           (17,347)           (21,003)
   (Decrease) increase in other liabilities ...............................            (3,893)            (1,602)            25,607
                                                                                 ------------       ------------       ------------
     Net cash used by operating activities ................................           (60,861)          (239,896)          (806,349)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
   Purchases of securities available-for-sale .............................                 -                  -           (342,883)
   Purchase of nonmarketable equity securities ............................           (67,100)           (70,453)          (168,150)
   Sale of nonmarketable equity securities ................................           168,150                  -                  -
   Net increase in loans to customers .....................................       (11,736,941)        (9,635,385)        (5,543,497)
   Purchase of premises and equipment .....................................        (1,187,834)          (520,511)          (652,008)
                                                                                 ------------       ------------       ------------
     Net cash used by investing activities ................................       (12,823,725)       (10,226,349)        (6,706,538)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing
     transaction accounts and savings accounts  ...........................         5,489,045          4,809,774          3,632,679
   Net increase in certificates of deposit and other time deposits ........         3,788,873          7,311,079          2,710,687
   Advances from Federal Home Loan Bank ...................................         1,750,000                  -                  -
   Proceeds from exercise of stock warrants ...............................            34,000                  -                  -
   Issuance of common stock, net of direct costs ..........................                 -                  -          5,533,541
                                                                                 ------------       ------------       ------------
     Net cash provided by financing activities ............................        11,061,918         12,120,853         11,876,907
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents ......................        (1,822,668)         1,654,608          4,364,020

Cash and cash equivalents, beginning of period ............................         6,018,628          4,364,020                  -
                                                                                 ------------       ------------       ------------

Cash and cash equivalents, end of period ..................................      $  4,195,960       $  6,018,628       $  4,364,020
                                                                                 ============       ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Regional Bankshares, Inc. (the Company) was incorporated to serve as a bank holding company for its subsidiary, Hartsville Community Bank (the
Bank). Hartsville Community Bank was incorporated as a national bank on March 24, 1999 and commenced business on June 15, 1999. The Bank converted to a South Carolina state bank on January 10, 2001. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Darlington County, South Carolina. The Bank is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Significant Group Concentrations of Credit Risk - Most of the Company's activities are with customers located within Darlington County in South Carolina. The types of securities in which the Company invests are discussed in
Note 4. The types of lending in which the Company  engages are discussed in Note
5. The Company does not have any significant concentrations to any one industry or customer.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company's investment in the stock of the Federal Reserve Bank, Federal Home Loan Bank, and Community Financial Services, Inc. The stocks have no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2001 and 2000, the Bank's investment in Federal Home Loan Bank stock was $87,500 and $20,400, respectively. At December 31, 2001, and 2000 investment in Community Financial Services, Inc. was $50,053. The investment in Federal Reserve Bank stock which totaled $168,150 at December 31, 2000 was disposed of in 2001 when the Bank converted from a national bank charter to a state bank charter. Dividends received on these stocks are included as a separate component of interest income.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2001, management has determined that no impairment of loans existed that would have a material effect on the Company's financial statements.

Allowance for Loan Losses - An allowance for possible loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current and future economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for possible loan losses and recoveries of loans previously charged off are added to the allowance.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 7 years and buildings of 40 years. Leasehold improvements are amortized over 20 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

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

Retirement Plan - The Company has a SIMPLE retirement plan covering substantially all employees. Under the plan, participants are permitted to make discretionary contributions up to $6,000. The Company can match employee contributions by contributing up to 3% of each employee's annual compensation up to a maximum of $3,000. The Company matched contributions in 2001, 2000, and 1999 and charges to earnings were $13,743, $15,411, and $8,145, respectively.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, will provide pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. See Note 14.


Earnings Per Share - Basic earnings per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Since no stock options have been issued, potential common shares that may be issued by the Company relate solely to outstanding warrants, and are determined using the treasury stock method.

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

The components of other comprehensive income and related tax effects for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999 are as follows:

                                                                                              2001           2000             1999
                                                                                              ----           ----             ----
Unrealized gains (losses) on available-for-sale securities: ........................        $ 3,729         $ 1,533         $  (913)
Reclassification adjustment for (gains) losses realized in net income ..............              -               -               -
                                                                                            -------         -------         -------

Net unrealized gains (losses) on securities ........................................          3,729           1,533            (913)

Tax effect .........................................................................         (1,380)           (539)            310
                                                                                            -------         -------         -------

Net-of-tax amount ..................................................................        $ 2,349         $   994         $  (603)
                                                                                            =======         =======         =======

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $844,610, $327,913, and $68,217 for the years ended December 31, 2001 and 2000 and for the period June 15,1999 to December 31, 1999, respectively.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There were no income tax payments during the years ended December 31, 2001 and 2000 or during the period June 15, 1999 to December 31, 1999.

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

Recent Accounting Pronouncements - In July, 2001 the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142,
Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires the use of the purchase method. The Statement also requires that intangible assets be reported separately from goodwill. This Statement is effective for all transactions initiated after June 30, 2001. Under SFAS 142, goodwill is no longer subject to amortization; however, it should be evaluated for impairment on at least an annual basis and adjusted to its fair value. In addition, an acquired intangible should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of intent to do so. However, the FASB recommends that financial institutions continue to follow the basic guidelines of SFAS 72 in recording and amortizing goodwill and other unidentifiable intangible assets. The Company adopted SFAS 141 on July 1, 2001. SFAS 142 is effective for entities with fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 on January 1, 2002. The adoption of these Statements is not expected to have a material impact on the consolidated financial statements.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which as amended by SFAS 137 and SFAS 138 is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used and how the derivative is designated. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have any impact on the consolidated financial statements since the Company did not have any derivative instruments nor any derivative instruments embedded in other contracts in 2001.

Reclassifications - Certain captions and amounts in the 2000 and 1999 financial statements were reclassified to conform with the 2001 presentation.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 2 - CORPORATE REORGANIZATION

On November 15, 2000, the shareholders of Hartsville Community Bank, N.A., approved a plan of corporate reorganization under which Hartsville Community Bank, N.A., became a wholly-owned subsidiary of Regional Bankshares, Inc. (the Company), which was organized at the direction of the Company's management. The original authorized common stock of Regional Bankshares, Inc., is 10,000,000 shares with a par value of $1.00 per share. In addition, the authorized preferred stock of the Company is 1,000,000 shares. Pursuant to the reorganization, the Company issued 560,270 shares of its common stock in exchange for all of the 560,270 outstanding common shares of the Bank. The effective date of the reorganization was January 1, 2001 and was accounted for as if it were a pooling of interests. The accompanying financial statements for the year ended December 31, 2000 and for the period June 15, 1999 to December 31, 1999 are unchanged from the amounts previously reported by Hartsville Community Bank, N.A. A summary of the Bank's operations and shareholders' equity as of and for the year ended December 31, 2000 are not presented since the audited financial statements reflect those amounts.

On January 10, 2001, the Bank converted from a nationally-chartered bank to a state-chartered bank.


NOTE 3 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with The Bankers Bank to cover all cash letter transactions. At December 31, 2001, the requirement was met by the cash balance in the account and by the line available for federal funds.


NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale at December 31, 2001 and 2000 were:

                                                                                               Gross Unrealized
                                                                       Amortized               ----------------       Estimated Fair
                                                                          Cost              Gains         Losses           Value
                                                                          ----              -----         ------           -----
December 31, 2001
U.S. government agencies and corporations ...................           $349,323           $  4,349      $      -         $353,672
                                                                        ========           ========      ========         ========

December 31, 2000
U.S. government agencies and corporations ...................           $346,089           $    623      $      3         $346,709
                                                                        ========           ========      ========         ========


There were no sales of securities in 2001 or 2000.

The following is a summary of maturities of securities available-for-sale as of December 31, 2001. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                             Securities
                                                         Available-For-Sale
                                                         ------------------
                                                      Amortized   Estimated Fair
                                                        Cost           Value
                                                        ----           -----

Due after one year but within five years .........    $349,323        $353,672
                                                      ========        ========


At December 31, 2001 and 2000, securities with amortized costs of $149,573 and $148,687 and estimated fair values of $152,672 and $148,684, respectively, were pledged to secure public deposits.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 5 - LOANS

Major classifications of loans receivable at December 31, 2001 and 2000 are summarized as follows:

                                                      2001               2000
                                                      ----               ----
Real estate - construction ...............        $ 2,230,837        $ 1,439,247
Real estate - mortgage ...................         16,010,012          6,357,811
Commercial and industrial ................          3,634,353          3,329,040
Consumer and other .......................          4,998,705          4,031,263
                                                  -----------        -----------

    Total gross loans ....................        $26,873,907        $15,157,361
                                                  ===========        ===========

Transactions in the allowance for loan losses for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999 are summarized below:

                                              2001        2000           1999
                                              ----        ----           ----
Balance, beginning of year ...........    $ 159,000     $  54,629     $       -
Provision charged to operations ......      129,841       118,884        61,637
Recoveries on
 loans previously charged-off ........        2,800         6,506             -
Loans charged-off ....................      (23,195)      (21,019)       (7,008)
                                          ---------     ---------     ---------

Balance, end of year .................    $ 268,446     $ 159,000     $  54,629
                                          =========     =========     =========

At December 31, 2001 and 2000, the Bank had loans in nonaccrual status totaling $9,314 and $10,789, respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2001 and 2000.

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Darlington County and surrounding areas.


NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31, 2001 and 2000:

                                                     2001               2000
                                                     ----               ----
Land and land improvements ...............       $   368,166        $   353,669
Building .................................         1,328,844                  -
Furniture and equipment ..................           653,076            354,237
Construction in progress .................                 -            464,613
                                                 -----------        -----------
    Total ................................         2,350,086          1,172,519
Less, accumulated depreciation ...........          (225,805)          (120,578)
                                                 -----------        -----------

    Premises and equipment, net ..........       $ 2,124,281        $ 1,051,941
                                                 ===========        ===========

The  Bank  capitalized   approximately  $16,575  in  interest  relating  to  the
construction of the new corporate headquarters during 2001.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 7 - DEPOSITS

At December 31, 2001, the scheduled maturities of certificates of deposit were as follows:

 Maturing In                                                           Amount
 -----------                                                           ------
2002 .......................................................         $13,330,838
2003 .......................................................             431,801
2004 .......................................................                   -
2005 .......................................................                   -
2006 .......................................................              48,000
                                                                     -----------
     Total .................................................         $13,810,639
                                                                     ===========

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank totaled $1,750,000 at December 31, 2001. The two advances with contractual amounts of $750,000 and $1,000,000 both have interest rates of 1.83%. Both advances are variable rate and reprice daily. The maturity date of the advances is August 21, 2002. Advances from the Federal Home Loan Bank are secured by one to four family residential mortgage loans which totaled $6,529,193 at December 31, 2001 and by the Company's stock in the Federal Home Loan Bank.


NOTE 9 - OTHER OPERATING EXPENSES

Other operating expenses for the year ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999 are summarized below:

                                                    2001        2000      1999
                                                    ----        ----      ----
Professional fees .............................   $ 90,438   $ 51,074   $111,181
Telephone expenses ............................     24,442     19,405     20,013
Office supplies, stationery, and printing .....     29,685     35,682     54,706
Service bureau and related expenses ...........     99,010     83,728     41,018
Advertising and public relations ..............     35,993     64,746     70,525
ATM related expenses ..........................     32,303     18,898     10,664
Other .........................................    256,708    218,157    176,762
                                                  --------   --------   --------

     Total ....................................   $568,579   $491,690   $484,869
                                                  ========   ========   ========

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 10 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999 is summarized as follows:

                                                                                  2001                  2000                 1999
                                                                                  ----                  ----                 ----
Currently payable:
  Federal ........................................................            $       -             $       -             $       -
  State ..........................................................                    -                     -                     -
                                                                              ---------             ---------             ---------
     Total current ...............................................                    -                     -                     -
                                                                              ---------             ---------             ---------
Change in deferred income taxes:
  Federal ........................................................              (77,299)             (184,232)             (276,726)
  State ..........................................................              (10,731)              (24,383)              (36,584)
                                                                              ---------             ---------             ---------
     Total deferred ..............................................              (88,030)             (208,615)             (313,310)
                                                                              ---------             ---------             ---------

Income tax expense ...............................................            $ (88,030)            $(208,615)            $(313,310)
                                                                              =========             =========             =========

Income tax expense is allocated as follows:
  To continuing operations .......................................            $ (89,410)            $(209,154)            $(313,000)
  To shareholders' equity ........................................                1,380                   539                  (310)
                                                                              ---------             ---------             ---------

     Income tax expense ..........................................            $ (88,030)            $(208,615)            $(313,310)
                                                                              =========             =========             =========


The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are as follows:

                                                           2001           2000
                                                           ----           ----
 Deferred tax assets:
  Allowance for loan losses ..........................   $  98,482    $  58,652
  Contributions carryforward .........................       1,550        1,267
  Net operating loss carryforward ....................     501,545      435,660
  Organization costs .................................     714,543       89,053
  Other ..............................................         577            -
                                                         ---------    ---------
     Total gross deferred tax assets .................     673,608      584,632
  Less, valuation allowance ..........................     (45,171)     (42,744)
                                                         ---------    ---------
     Total net deferred tax assets ...................     628,437      541,888
                                                         ---------    ---------

Deferred tax liabilities:
  Unrealized gain on securities available-for-sale ...       1,609          229
  Accumulated depreciation ...........................      16,334       19,195
                                                         ---------    ---------
    Total deferred tax liabilities ...................      17,943       19,424
                                                         ---------    ---------

    Net deferred tax asset ...........................   $ 610,494    $ 522,464
                                                         =========    =========

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 10 - INCOME TAXES (continued)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2001, management has determined that it is more likely than not that $628,440 of the total deferred tax asset will be realized, and accordingly, has established a valuation allowance of $45,168.

The Bank has a net operating loss for income tax purposes of $1,293,557 as of December 31, 2001. This net operating loss expires in the year 2020.

Reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% to income before income taxes for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999 follows:

                                                                                      2001               2000               1999
                                                                                      ----               ----               ----
Tax expense at statutory rate ..........................................          $ (83,041)          $(191,937)          $(313,087)
State income tax, net of federal income tax benefit ....................            (10,735)            (25,062)            (41,028)
Change in the deferred tax asset valuation allowance ...................              2,427               4,726              38,018
Other, net .............................................................              1,939               3,119               3,097
                                                                                  ---------           ---------           ---------
     Total .............................................................          $ (89,410)          $(209,154)          $(313,000)
                                                                                  =========           =========           =========


NOTE 11 - LEASES

On October 1, 2001, the Company entered into a lease agreement for office space for its brokerage service with the employee hired to manage the brokerage business. The lease has an initial term of one year which expires September 30, 2002 and is renewable, at the Company's option, for an additional year. The Company pays rent at a rate of $800 per month. Rent expense for the year ended December 31, 2001 totaled $2,400. The future minimum lease payment for the year 2002 is $7,200.

The Company leased its main office building under an operating lease from a third party until the Company moved to its new corporate headquarters in May 2001. Rental expense for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999 was $5,418, $11,280 and $9,950,
respectively. The lease expired in May 2001.

The Company also leased the former operations center from Industrial Properties, Inc. A director of the Bank is a shareholder in this Company. The building was being rented on a monthly basis. Rental expense for the years ended December 31, 2001 and 2000 and for the period June 15, 1999 to December 31, 1999 was $6,400, $19,200 and $1,600, respectively.


NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2001 and 2000, the Company had related party loans totaling $2,412,585 and $1,821,222, respectively. During 2001, advances on related party loans totaled $1,769,523 and repayments were $1,178,160.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

As discussed in Note 11, the Bank leased its operations center from a corporation of which a director is an officer and shareholder through May 2001. The total amount paid to the director for rental expense for the years ended December 31, 2001 and 2000, and for the period June 15, 1999 to December 31, 1999 was $6,400, $19,200 and $1,600, respectively.

Janitorial services are provided by a company in which the president and owner is a director of the Company. The total amount paid to this company was $12,611 and $7,146, for the years ended December 31, 2001 and 2000, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2001, management and legal counsel are not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.


NOTE 14 - STOCK COMPENSATION PLAN

On May 10, 2001, the shareholders approved the Regional Bankshares, Inc. "2001 Stock Option Plan" (the Plan). The Plan provides for grants of "Incentive Stock Options," within the meaning of section 422 of the Internal Revenue Code and "Non-qualified Stock Options" that do not so qualify. The Plan provides for the issuance of 50,000 shares of the Company's common stock to officers and key employees. Options may be granted for a term of up to ten years from the effective date of grant and become exercisable six months after being granted. The Board of Directors will determine the per-share exercise price, but for incentive stock options the price will not be less than 100% of the fair value of a share of common stock on the date the option is granted. There were no options issued in 2001.


NOTE 15 - STOCK WARRANTS

In accordance with the provision of the Company's initial public stock sale, each of the twelve organizers received 5,000 stock warrants which gives them the right to purchase 5,000 shares of the Company's common stock at a price of $10.00 per share. The warrants vest equally over a three-year period beginning June 15, 2000 and expire on June 15, 2010 or ninety days after the warrant holder ceases to serve as a member of the Board of Directors.

A summary of the status of the Company's stock warrants as of December 31, 2001 and 2000, and changes during the years is presented below:

                                                         2001            2000
                                                         ----            ----
                                                      Warrants        Warrants
                                                      --------        --------
Outstanding at beginning of year .................      60,000         60,000
Granted ..........................................           -              -
Exercised ........................................       3,400              -
Cancelled ........................................           -              -
                                                        ------         ------

Outstanding at ending of year ....................      56,600         60,000
                                                        ======         ======



At December 31, 2001, there were 36,600 warrants exercisable.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 16 - EARNINGS PER SHARE

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during 2001, 2000, or 1999 due to the net loss; therefore, basic earnings per share and diluted earnings per share were the same.

                                                                                   2001                  2000                1999
                                                                                   ----                  ----                ----
Net income (loss) per share - basic computation:

Net income (loss) available to common shareholders ...................          $ (154,830)          $ (355,367)          $(607,845)
                                                                                ==========           ==========           =========

Average common shares outstanding - basic ............................             560,652              560,270             560,270
                                                                                ==========           ==========           =========

Net income (loss) per share - basic ..................................          $    (0.28)          $    (0.63)          $   (1.08)
                                                                                ==========           ==========           =========


NOTE 17 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of December 31, 2001, the most recent notification from the Bank's primary regulator categorized it as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 17 - REGULATORY MATTERS (continued)

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2001 and 2000.

                                                                                                                    To Be Well-
                                                                                                                 Capitalized Under
                                                                                           For Capital           Prompt Corrective
                                                                     Actual              Adequacy Purposes       Action Provisions
                                                                     ------              -----------------       -----------------
                                                              Amount          Ratio     Amount        Ratio    Amount         Ratio
                                                              ------          -----     ------        -----    ------         -----
December 31, 2001
The Bank
   Total capital (to risk-weighted assets) ............     $4,703,962       16.23%  $2,318,659       8.00%  $2,898,324       10.00%
   Tier 1 capital (to risk-weighted assets) ...........      4,435,516       15.30%   1,159,330       4.00%   1,738,995        6.00%
   Tier 1 capital (to average assets) .................      4,435,516       13.49%   1,315,669       4.00%   1,644,586        5.00%

December 31, 2000
The Bank
   Total capital (to risk-weighted assets) ............     $4,729,329       27.77%  $1,362,662       8.00%  $1,703,327       10.00%
   Tier 1 capital (to risk-weighted assets) ...........      4,570,329       26.83%     681,331       4.00%   1,021,996        6.00%
   Tier 1 capital (to average assets) .................      4,570,329       21.70%     842,285       4.00%   1,052,856        5.00%

The Federal Reserve has similar requirements for bank holding companies. The Company is not currently subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies with less than $150,000,000 in consolidated assets.


NOTE 18 - UNUSED LINES OF CREDIT

As of December 31, 2001, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $2,650,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which totaled $3,421,000 as of December 31, 2001. As of December 31, 2001, the Bank had borrowed $1,750,000 on this line.


NOTE 19 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank's dividends to Regional Bankshares, Inc. are payable only from the undivided profits of the Bank. At December 31, 2001, the Bank had negative undivided profits. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit varies but may include accounts
receivable,   inventory,   property,   plant,   equipment  and  income-producing
commercial properties.

The  following   table   summarizes  the  Bank's   off-balance-sheet   financial
instruments whose contract amounts represent credit risk as of December 31, 2001 and 2000:

                                                        2001             2000
                                                        ----             ----
Commitments to extend credit ...............        $4,084,418        $2,597,058
Standby letters of credit ..................           100,000                 -



NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Advances from Federal Home Loan Bank - The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Accrued  Interest   Receivable  and  Payable  -  The  carrying  value  of  these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet   Financial   Instruments  -  The  carrying  amount  for  loan
commitments which are off-balance-sheet financial instruments approximates the fair value since the obligations are typically based on current market rates.

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

                                                                                2001                                 2000
                                                                                ----                                 ----
                                                                     Carrying       Estimated Fair        Carrying   Estimated Fair
                                                                      Amount             Value             Amount         Value
                                                                      ------             -----             ------         -----
Financial Assets:
   Cash and due from banks .................................     $  1,350,004      $  1,350,004      $  1,408,628      $  1,408,628
   Federal funds sold ......................................        2,845,956         2,845,956         4,610,000         4,610,000
   Securities available-for-sale ...........................          353,672           353,672           346,709           346,709
   Nonmarketable equity securities .........................          137,553           137,553           238,603           238,603
   Loans ...................................................       26,873,907        27,114,724        15,157,361        15,166,219
   Allowance for loan losses ...............................         (268,446)         (268,446)         (159,000)         (159,000)
   Accrued interest receivable .............................          120,123           120,123            89,540            89,540

Financial Liabilities:
   Demand deposit, interest-bearing
    transaction, and savings accounts.......................       13,931,498        13,931,498         8,442,453         8,442,453
   Certificates of deposit and other time deposits .........       13,810,639        13,831,192        10,021,766         9,973,705
   Advances from Federal Home Loan Bank ....................        1,750,000         1,750,000                 -                 -
   Accrued interest payable ................................          253,696           253,696           245,113           245,113

                                                                      Notional      Estimated Fair       Notional     Estimated Fair
Off-Balance-Sheet Financial Instruments:                               Amount           Value             Amount           Value
                                                                       ------           -----             ------           -----

Commitments to extend credit ...............................     $  4,084,418      $  4,084,418      $  2,597,058      $  2,597,058
Letters of credit ..........................................          100,000           100,000                 -                 -

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 22 - REGIONAL BANKSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Regional Bankshares, Inc. (Parent Company Only).

                                  Balance Sheet
                                December 31, 2001

                                                                          2001
                                                                          ----
Assets
  Cash .......................................................        $    3,750
  Investment in banking subsidiary ...........................         4,438,256
  Other assets ...............................................            10,233
                                                                      ----------
    Total assets .............................................        $4,452,239
                                                                      ==========

Liabilities and shareholders' equity
  Other liabilities ..........................................        $        -

  Shareholders' equity .......................................         4,452,239
                                                                      ----------

    Total liabilities and shareholders' equity ...............        $4,452,239
                                                                      ==========


                               Statement of Income
                      for the year ended December 31, 2001

                                                                         2001
                                                                         ----
Income .........................................................      $       -

Expenses
  Other expenses ...............................................         30,250
                                                                      ---------

Income (loss) before income taxes and equity in
 undistributed earnings of banking subsidiary ..................        (30,250)

  Income tax benefit ...........................................        (10,233)

  Equity in undistributed losses of banking subsidiary .........       (134,813)
                                                                      ---------

  Net loss .....................................................      $(154,830)
                                                                      =========

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 22 - REGIONAL BANKSHARES, INC. (PARENT COMPANY ONLY) (continued)

                             Statement of Cash Flows
                      for the year ended December 31, 2001

                                                                          2001
                                                                          ----
Cash flows from operating activities
  Net income (loss) .............................................     $(154,830)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Equity in undistributed earnings of banking subsidiary .....       134,813
     Increase in other assets ...................................       (10,233)
                                                                      ---------
       Net cash used by operating activities ....................       (30,250)
                                                                      ---------

Cash flows from financing activities
  Proceeds from borrowings ......................................        35,000
  Repayment of borrowings .......................................       (35,000)
  Exercise of stock warrants ....................................        34,000
                                                                      ---------
    Net cash provided by financing activities ...................        34,000
                                                                      ---------

Increase in cash ................................................         3,750

Cash and cash equivalents, beginning of period ..................             -
                                                                      ---------

Cash and cash equivalents, ending of period .....................     $   3,750
                                                                      =========

Cash paid during the period for:
   Interest .....................................................     $   3,553

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the Company's 2002 Annual Stockholders Meeting (the "Proxy Statement"), is incorporated herein by reference.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" and "2001 Stock Option Plan" in the Proxy Statement is incorporated herein by reference.

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

3.2            Bylaws of Registrant (incorporated by reference to the Form 8-A).

4.1 Specimen Common Stock Certificate (incorporated by reference to the Form 8-A).

4.2 Form of Warrant Agreement Issued to Organizers (incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2000 (the "2000" Form 10-KSB).

10.1 Employment Agreement between Hartsville Community Bank, National Association and Curtis A. Tyner (incorporated by reference to exhibits to the 2000 Form 10-KSB).

10.2 Lease Agreement dated October 23, 1998 between Hartsville Community Investors, LLC and Gordon McBride (assumed by Registrant) (incorporated by reference to exhibits to the 2000 Form 10-KSB).

10.3 Regional Bankshares, Inc. 2001 Stock Option Plan (incorporated by reference to the Company's Proxy Statment relating to the May 10, 2001 Annual Meeting of Shareholders).

21             Subsidiaries of the Registrant

(b)      No Reports on Form 8-K were filed in the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REGIONAL BANKSHARES, INC.

March 26, 2002                   By: s/Curtis A. Tyner, Sr.
                                    --------------------------------------------
                                     Curtis A. Tyner, Sr.
                                     President, Chief Executive Officer and
                                        Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.


                  Signature                                         Title                               Date
                  ---------                                         -----                               ----


s/Gosnold G. Segars, Jr.
----------------------------                         Chairman of the Board of Directors            March 27, 2002
Gosnold G. Segars, Jr.

s/Curtis A. Tyner, Sr.
----------------------------                      President, Chief Executive Officer, Chief        March 26, 2002
Curtis A. Tyner, Sr.                              Financial Officer and Director (Principal
                                                 Executive Officer and Principal Accounting
                                                                  Officer)

s/Francine P. Bachman
----------------------------                                      Director                         March 27, 2002
Francine P. Bachman


----------------------------                                      Director                         March __, 2002
T. James Bell, Jr.


----------------------------                                      Director                         March __, 2002
Peter C. Coggeshall, Jr.

s/Franklin Hines
----------------------------                                      Director                         March 27, 2002
Franklin Hines

s/J. Richard Jones
----------------------------                                      Director                         March 27, 2002
J. Richard Jones


----------------------------                                      Director                         March __, 2002
Woodward H. Morgan III


----------------------------                                      Director                         March __, 2002
Randolph G. Rogers

s/Howard W. Tucker, Jr.
----------------------------                                      Director                         March 27, 2002
Howard W. Tucker, Jr.


----------------------------                                      Director                         March __, 2002
Patricia M. West

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

3.1 Articles of Incorporation of the Registrant (incorporated by reference to exhibits to Registrant's Registration Statement on Form 8-A (the "Form 8-A")).

3.2            Bylaws of Registrant (incorporated by reference to the Form 8-A).

4.1 Specimen Common Stock Certificate (incorporated by reference to the Form 8-A).

4.2 Form of Warrant Agreement Issued to Organizers (incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2000 (the "2000" Form 10-KSB).

10.1 Employment Agreement between Hartsville Community Bank, National Association and Curtis A. Tyner (incorporated by reference to exhibits to the 2000 Form 10-KSB).

10.2 Lease Agreement dated October 23, 1998 between Hartsville Community Investors, LLC and Gordon McBride (assumed by Registrant) (incorporated by reference to exhibits to the 2000 Form 10-KSB).

10.3 Regional Bankshares, Inc. 2001 Stock Option Plan (incorporated by reference to the Company's Proxy Statment relating to the May 10, 2001 Annual Meeting of Shareholders).

21             Subsidiaries of the Registrant