Form 10QSB
period 2002-03-31
REGIONAL BANKSHARES INC
filed 2002-05-10
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-32493

                            REGIONAL BANKSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

               South Carolina                         57-1108717
              (State or other                      (I.R.S. Employer
              jurisdiction of                     Identification No.)
               incorporation)


                             206 South Fifth Street
                        Hartsville, South Carolina 29551
                         (Address of principal executive
                          offices, including zip code)


                                 (843) 383-4333
                (Issuer's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]   NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         563,670 shares of common stock, $1.00 par value on May 7, 2002

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                            REGIONAL BANKSHARES, INC.



                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2002 and 2001.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2002 and 2001.............................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001.............6

         Notes to Condensed Consolidated Financial Statements.....................................................7

Item 2. Management's Discussion and Analysis or Plan of Operation..............................................8-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................13

         (a) Exhibits............................................................................................13

         (b) Reports on Form 8-K.................................................................................13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            REGIONAL BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                                  (Unaudited)
                                                                                                    March 31,           December 31,
                                                                                                       2002                 2001
                                                                                                       ----                 ----
Assets:
Cash and cash equivalents:
  Cash and due from banks ................................................................        $  1,704,658         $  1,350,004
  Federal funds sold .....................................................................           5,577,656            2,845,956
                                                                                                  ------------         ------------
    Total cash and cash equivalents ......................................................           7,282,314            4,195,960
                                                                                                  ------------         ------------

Securities available-for-sale ............................................................             152,551              353,672
Nonmarketable equity securities ..........................................................             137,553              137,553
                                                                                                  ------------         ------------
    Total investment securities ..........................................................             290,104              491,225
                                                                                                  ------------         ------------

Loans receivable .........................................................................          29,253,940           26,873,907
Less allowance for loan losses ...........................................................            (294,156)            (268,446)
                                                                                                  ------------         ------------
    Loans, net ...........................................................................          28,959,784           26,605,461

Accrued interest receivable ..............................................................             133,552              120,123
Premises and equipment, net ..............................................................           2,120,736            2,124,281
Other assets .............................................................................             666,411              681,134
                                                                                                  ------------         ------------
    Total assets .........................................................................        $ 39,452,901         $ 34,218,184
                                                                                                  ============         ============

Liabilities:
Deposits:
  Noninterest-bearing ....................................................................        $  3,362,355         $  3,411,614
  Interest-bearing .......................................................................           4,188,027            5,269,616
  Savings ................................................................................           7,537,028            5,250,268
  Time deposits $100,000 and over ........................................................           6,598,493            5,253,053
  Other time deposits ....................................................................          11,325,249            8,557,586
                                                                                                  ------------         ------------
    Total deposits .......................................................................          33,011,152           27,742,137

Advances from the Federal Home Loan Bank .................................................           1,750,000            1,750,000
Accrued interest payable .................................................................             194,203              253,696
Other liabilities ........................................................................              37,899               20,112
                                                                                                  ------------         ------------
    Total liabilities ....................................................................          34,993,254           29,765,945
                                                                                                  ------------         ------------

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued .............                   -                    -
  Common stock, $1.00 par value; 10,000,000 shares authorized,
  563,670 shares issued and outstanding ..................................................             594,270              594,270
  Capital surplus ........................................................................           4,973,271            4,973,271
  Retained earnings (deficit) ............................................................          (1,109,615)          (1,118,042)
  Accumulated other comprehensive income .................................................               1,721                2,740
                                                                                                  ------------         ------------
    Total shareholders' equity ...........................................................           4,459,647            4,452,239
                                                                                                  ------------         ------------

    Total liabilities and shareholders' equity ...........................................        $ 39,452,901         $ 34,218,184
                                                                                                  ============         ============



            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                      2002                  2001
                                                                                                      ----                  ----
 Interest income:
  Loans, including fees ...........................................................               $ 520,652               $ 408,250
  Investment Securities:
    Taxable .......................................................................                   3,813                   5,575
    Nonmarketable equity securities ...............................................                   1,191                   2,926
    Federal funds sold ............................................................                  14,200                  68,123
                                                                                                  ---------               ---------
    Total .........................................................................                 539,856                 484,874
                                                                                                  ---------               ---------

Interest expense:
  Time deposits $100,000 and over .................................................                  57,513                  62,043
  Other deposits ..................................................................                 123,983                 142,966
  Other interest expense ..........................................................                   8,637                   1,960
                                                                                                  ---------               ---------
    Total .........................................................................                 190,133                 206,969
                                                                                                  ---------               ---------

Net interest income ...............................................................                 349,723                 277,905
Provision for loan losses .........................................................                  30,000                  20,832
                                                                                                  ---------               ---------
Net interest income after provision for loan losses ...............................                 319,723                 257,073
                                                                                                  ---------               ---------

Other income:
  Service charges on deposit accounts .............................................                  36,226                  20,946
  Residential mortgage origination fees ...........................................                  12,578                  10,084
  Brokerage fee commissions .......................................................                  34,527                       -
  Credit life insurance commissions ...............................................                   1,213                   1,707
  Other income ....................................................................                  14,896                   8,837
                                                                                                  ---------               ---------
    Total .........................................................................                  99,440                  41,574
                                                                                                  ---------               ---------

Other expense:
  Salaries and employee benefits ..................................................                 220,608                 176,598
  Net occupancy expense ...........................................................                  23,810                  12,428
  Furniture and fixture expense ...................................................                  27,878                  24,789
  Other operating expenses ........................................................                 133,462                 133,426
                                                                                                  ---------               ---------
    Total .........................................................................                 405,758                 347,241
                                                                                                  ---------               ---------

Income (loss) before income taxes .................................................                  13,405                 (48,594)
Income tax expense (benefit) ......................................................                   4,978                 (16,847)
                                                                                                  ---------               ---------

Net income (loss) .................................................................               $   8,427               $ (31,747)
                                                                                                  =========               =========

Earnings (loss) per share
Average shares outstanding ........................................................                 563,670                 560,270
Net income (loss) .................................................................               $     .01               $    (.06)


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

            Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                                       Accumulated
                                                Common Stock                               Retained       Other
                                                ------------               Capital         Earnings   Comprehensive
                                           Shares          Amount          Surplus         (Deficit)      Income           Total
                                           ------          ------          -------         ---------      ------           -----

Balance,
 December 31, 2000 ..............         560,270      $ 2,801,350      $ 2,732,191     $  (963,212)     $       391    $ 4,570,720

Net income (loss)
 for the period .................                                                           (31,747)                        (31,747)

Other
 comprehensive
 income, net of
 expense of $2,635 ..............                                                                              5,115          5,115
                                                                                                                        -----------

Comprehensive
 income (loss) ..................                                                                                           (26,632)
                                      -----------      -----------      -----------     -----------      -----------    -----------

Balance,
 March 31, 2001 .................         560,270      $ 2,801,350      $ 2,732,191     $  (994,959)     $     5,506    $ 4,544,088
                                      ===========      ===========      ===========     ===========      ===========    ===========

Balance,
 December 31, 2001 ..............         563,670      $   594,270      $ 4,973,271     $(1,118,042)     $     2,740    $ 4,452,239

Net income for
 the period .....................                                                             8,427                           8,427

Other
 comprehensive
 income, net of
 benefit of $525 ................                                                                             (1,019)        (1,019)
                                                                                                                        -----------

Comprehensive
 income .........................                                                                                             7,408
                                      -----------      -----------      -----------     -----------      -----------    -----------

Balance,
 March 31, 2002 .................         563,670      $   594,270      $ 4,973,271     $(1,109,615)     $     1,721    $ 4,459,647
                                      ===========      ===========      ===========     ===========      ===========    ===========


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                         2002                 2001
                                                                                                         ----                 ----
Cash flows from operating activities:
  Net income (loss) ..................................................................           $     8,427            $   (31,747)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ....................................................                33,376                 18,653
    Provision for possible loan losses ...............................................                30,000                 20,832
    Accretion and premium amortization ...............................................                  (423)                  (809)
    Deferred income tax provision (benefit) ..........................................                 4,977                 (7,216)
    Increase in interest receivable ..................................................               (13,429)               (16,784)
    Increase (decrease) in interest payable ..........................................               (59,493)                22,501
    Decrease in other assets .........................................................                10,271                 13,030
    Increase in other liabilities ....................................................                17,787                 41,706
                                                                                                 -----------            -----------
      Net cash provided by operating activities ......................................                31,493                 60,166
                                                                                                 -----------            -----------

Cash flows from investing activities:
  Sale of nonmarketable equity securities ............................................                     -                168,150
  Maturities of securities available-for-sale ........................................               200,000                      -
  Net increase in loans made to customers ............................................            (2,384,323)            (2,428,767)
  Purchases of premises and equipment ................................................               (29,831)              (493,501)
                                                                                                 -----------            -----------
    Net cash used by investing activities ............................................            (2,214,154)            (2,754,118)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             1,155,912              1,829,026
  Net increase in certificates of deposit and other time deposits ....................             4,113,103                594,477
                                                                                                 -----------            -----------
    Net cash provided by financing activities ........................................             5,269,015              2,423,503
                                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents .................................             3,086,354               (270,449)

Cash and cash equivalents, beginning .................................................             4,195,960              6,018,628
                                                                                                 -----------            -----------

Cash and cash equivalents, ending ....................................................           $ 7,282,314            $ 5,748,179
                                                                                                 ===========            ===========

Cash paid during the period for:
 Income taxes ........................................................................                     -               $      -
 Interest ............................................................................           $   249,626            $   184,468


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements, as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s 2001 Annual Report on 10-KSB.


NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2002 and 2001:

                                                                                                         (Expense)        Net-of-tax
                                                                                       Pre-tax Amount     Benefit          Amount
                                                                                       --------------     -------          ------
For the Three Months Ended March 31, 2002:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ....................         $(1,544)         $   525         $(1,019)
  Plus: reclassification adjustment for (gains) losses
     realized in net income ......................................................               -                -               -
                                                                                           -------          -------         -------
Net unrealized (gains) losses on securities ......................................          (1,544)             525          (1,019)
                                                                                           -------          -------         -------

Other comprehensive income .......................................................         $(1,544)         $   525         $(1,019)
                                                                                           =======          =======         =======

                                                                                                          (Expense)       Net-of-tax
                                                                                       Pre-tax Amount      Benefit          Amount
                                                                                       --------------      -------          ------
For the Three Months Ended March 31, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ..................          $ 7,750          $(2,635)          $ 5,115
  Plus: reclassification adjustment for (gains) losses
     realized in net income ....................................................                -                -                 -
                                                                                          -------          -------           -------
Net unrealized (gains) losses on securities ....................................            7,750           (2,635)            5,115
                                                                                          -------          -------           -------

Other comprehensive income .....................................................          $ 7,750          $(2,635)          $ 5,115
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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.


Results of Operations


Net Interest Income

For the three months ended March 31, 2002, net interest income increased $71,818, or 25.84%, to $349,723 as compared to $277,905 for the same period in 2001. Interest income from loans, including fees increased $112,402, or 27.53%, from the three months ended March 31, 2001 to the comparable period in 2002 as we continue to experience growth in our loan portfolio. Interest expense for the three months ended March 31, 2002 was $190,133 as compared to $206,969 for the same period in 2001. Although interest bearing accounts increased for the period ended March 31, 2002, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period ended March 31, 2001, resulting in a decrease in interest expense. The net interest margin realized on earning assets decreased from 5.14% for the three months ended March 31, 2001 to 4.39% for the same period in 2002. The interest rate spread decreased by 6 basis points from 4.13% at March 31, 2001 to 4.07% at March 31, 2002.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2002, the provision charged to expense was $30,000, as compared to $20,832 for the same period in 2001. The allowance for loan losses represents 1.01% of gross loans at March 31, 2002 and 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.


Noninterest Income

Noninterest income during the three months ended March 31, 2002 was $99,440, an increase of $57,866 from $41,574 during the comparable period in 2001. The increase is primarily a result of commissions generated through our brokerage services which totaled $34,527 for the three months ended March 31, 2002. We began the investment and brokerage services department through Raymond James Financial Services, Inc. during the fourth quarter of 2001. In addition, service charges on deposit accounts increased from $20,946 during the three months ending March 31, 2001 to $36,226 for the three months ended March 31, 2002.

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2002 was $405,758, which was 16.85% higher than the $347,241 amount for the three months ended March 31, 2001. The largest increase, salaries and employee benefits, increased from $176,598 for the three months ended March 31, 2001 to $220,608 for the three months ended March 31, 2002. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank. Net occupancy expense increased $11,382, or 91.58% to $23,810 for the three months ended March 31, 2002 when compared to the same period in 2001 primarily as a result of expenses associated with the new headquarters that were occupied during the second quarter of 2001.


Income Taxes

Income tax expense for the three months ended March 31, 2002 was $4,978 as compared to an income tax benefit of $16,847 for the same period in 2001. The effective tax rate was 37.1% for the three months ended March 31, 2002, as compared to an effective tax rate of 34.7% for the three months ended March 31, 2001.


Net Income (Loss)

The combination of the above factors resulted in net income for the three months ended March 31, 2002 of $8,427 as compared to a net loss $31,747 for the same period in 2001. The net income before taxes of $13,405 was partially offset by the income tax expense of $4,978. The net loss before taxes for the same period in 2001 was $48,594, which was partially offset by the income tax benefit of $16,847.


Assets and Liabilities

During the first three months of 2002, total assets increased $5,234,717, or 15.30%, when compared to December 31, 2001. Federal funds sold increased $2,731,700 from December 31, 2001 to $5,577,656 at March 31, 2002. Total loans increased $2,380,033, or 8.87% during the first three months of 2002. Total deposits also increased $5,269,015, or 19%, from the December 31, 2001 amount of $27,742,137. Within the deposit area, other time deposits increased $2,767,663, or 32.34%, during the first three months of 2002. Savings deposits increased $2,286,760, or 43.56%, during the first three months of 2002.


Investment Securities

Investment securities decreased from $353,672 at December 31, 2001 to $152,551 at March 31, 2002. The decrease was due to the maturity of one of the Bank's securities. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2002.

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation


Loans

We continued our trend of loan growth during the first three months of 2002. Net loans increased $2,354,323, or 8.85%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 9.34%, or $1,495,509, from December 31, 2001 to March 31, 2002. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                   March 31,        December 31,
                                                     2002               2001
                                                     ----               ----
Real estate - construction ...............        $ 2,727,609        $ 2,230,837
Real estate - mortgage ...................         17,505,521         16,010,012
Commercial and industrial ................          3,932,940          3,634,353
Consumer and other .......................          5,087,870          4,998,705
                                                  -----------        -----------
                                                  $29,253,940        $26,873,907
                                                  ===========        ===========


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:
                                                        March 31,   December 31,
                                                          2002           2001
                                                          ----           ----
Loans: Nonaccrual loans ............................    $17,613        $ 9,314

Accruing loans more than 90 days past due ..........    $     -        $     -

Loans identified by the
   internal review mechanism:

   Criticized ......................................    $21,847        $13,817
   Classified ......................................    $17,613        $ 8,695

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.


Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                         Three months ended
                                                              March 31,
                                                              ---------
                                                        2002             2001
                                                        ----             ----
Balance, January 1, ....................          $    268,446     $    159,000
Provision for loan losses for the period                30,000           20,832
Net loans (charged-off) recovered
   for the period ......................                (4,290)          (1,832)
                                                  ------------     ------------

Balance, end of period .................          $    294,156     $    178,000
                                                  ============     ============

Gross loans outstanding, end of period .          $ 29,253,940     $ 17,584,296

Allowance for loan losses to loans
   outstanding, end of period ..........                  1.01%            1.01%

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Deposits

At March 31, 2002, total deposits increased by $5,269,015, or 19%, from December 31, 2001. The largest increase was in other time deposits, which increased $2,767,663, or 32.34%, from December 31, 2001 to March 31, 2002. The increase was attributable to the opening of new accounts during the first quarter of 2002. Expressed in percentages, noninterest-bearing deposits decreased 1.44% and interest-bearing deposits increased 21.86%.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                      March 31,     December 31,
                                                        2002            2001
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 3,362,355      $ 3,411,614
Interest-bearing demand deposits .............        4,188,027        5,269,616
Savings deposits .............................        7,537,028        5,250,268
Time deposits $100,000 and over ..............        6,598,493        5,253,053
Other time deposits ..........................       11,325,249        8,557,586
                                                    -----------      -----------

                                                    $33,011,152      $27,742,137
                                                    ===========      ===========


Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $1,750,000 at March 31, 2002 and December 31, 2001. The two advances with contractual amounts of $750,000 and $1,000,000 both have variable interest rates and reprice daily. The maturity date of the advances is August 21, 2002. Advances from the Federal Home Loan Bank are secured by one to four family residential mortgage loans and by our stock in the Federal Home Loan Bank.


Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 84.16% at March 31, 2002 and 91.12% at December 31, 2001.

Securities available-for-sale, which totaled $152,551 at March 31, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2002, unused lines of credit totaled $2,650,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $3,945,000 as of March 31, 2002. As of March 31, 2002, we had borrowed $1,750,000 on this line.

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Capital Resources

Total shareholders' equity increased from $4,452,239 at December 31, 2001 to $4,459,647 at March 31, 2002. The increase is due to net income for the period of $8,427. The increase was offset partially by a negative change of $1,019 in the fair value of securities available-for-sale.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2002, as well as the ratios to be considered "well capitalized."

The following table summarizes our risk-based capital at March 31, 2002:

Shareholders' equity .......................................        $ 4,457,926
 Less: intangibles .........................................                  -
                                                                    -----------
 Tier 1 capital ............................................          4,457,926
                                                                    -----------

 Plus: allowance for loan losses (1) .......................            294,156
                                                                    -----------
 Total capital .............................................        $ 4,752,082
                                                                    ===========

 Risk-weighted assets ......................................        $31,416,707
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ................              14.19%
   Total capital (to risk-weighted assets) .................              15.13%
   Tier 1 capital (to total average assets) ................              12.41%

 (1) limited to 1.25% of risk-weighted assets


Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 9, 2002                   By:/s/ CURTIS A. TYNER
      ---------------                   -----------------------------------
                                        Curtis A. Tyner
                                        President, Chief Executive Officer and
                                        Chief Financial Officer