Form 10QSB
period 2002-06-30
REGIONAL BANKSHARES INC
filed 2002-08-14
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[MARK ONE]                         FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

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

                                    YES [ ]  NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       563,370 shares of common stock, $1.00 par value, on August 8, 2002

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                            REGIONAL BANKSHARES, INC.


                                      Index


PART I. FINANCIAL INFORMATION

                                                                                                                    Page No.
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001.....................................3

         Condensed  Consolidated  Statements  of Income -- Six months ended June 30, 2002 and 2001 and Three months ended June 30, 2002 and 2001..................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2002 and 2001........................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2002 and 2001.......................6

         Notes to Condensed Consolidated Financial Statements...........................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation......................................................9-14

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..............................................................15

Item 6. Exhibits and Reports on Form 8-K.................................................................................15

         (a) Exhibits....................................................................................................15

         (b) Reports on Form 8-K.........................................................................................15

Signatures...............................................................................................................16

PART I - Financial Information
Item 1.  Financial Statements


                            REGIONAL BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                                    June 30,            December 31,
                                                                                                      2002                  2001
                                                                                                      ----                  ----
Assets:                                                                                           (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks ..............................................................        $  1,979,316         $  1,350,004
    Federal funds sold ...................................................................           2,974,895            2,845,956
                                                                                                  ------------         ------------
      Total cash and cash equivalents ....................................................           4,954,211            4,195,960
                                                                                                  ------------         ------------

  Securities available-for-sale ..........................................................           1,011,250              353,672
  Nonmarketable equity securities ........................................................             137,553              137,553
                                                                                                  ------------         ------------
      Total investment securities ........................................................           1,148,803              491,225
                                                                                                  ------------         ------------

Loans receivable .........................................................................          29,994,070           26,873,907
Less allowance for loan losses ...........................................................            (312,981)            (268,446)
                                                                                                  ------------         ------------
      Loans, net .........................................................................          29,681,089           26,605,461

Accrued interest receivable ..............................................................             140,770              120,123
Premises and equipment, net ..............................................................           2,102,509            2,124,281
Other assets .............................................................................             655,027              681,134
                                                                                                  ------------         ------------
      Total assets .......................................................................        $ 38,682,409         $ 34,218,184
                                                                                                  ============         ============

Liabilities:
Deposits:
    Noninterest-bearing ..................................................................        $  3,622,627         $  3,411,614
    Interest-bearing .....................................................................           3,947,871            5,269,616
    Savings ..............................................................................           7,438,312            5,250,268
    Time deposits $100,000 and over ......................................................           6,618,053            5,253,053
    Other time deposits ..................................................................          12,304,591            8,557,586
                                                                                                  ------------         ------------
      Total deposits .....................................................................          33,931,454           27,742,137
                                                                                                  ------------         ------------

Advances from the Federal Home Loan Bank .................................................                   -            1,750,000
Accrued interest payable .................................................................             231,288              253,696
Other liabilities ........................................................................              44,397               20,112
                                                                                                  ------------         ------------
      Total liabilities ..................................................................          34,207,139           29,765,945
                                                                                                  ------------         ------------

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued .............                   -                    -
  Common stock, $1.00 par value; 10,000,000 shares authorized,
  563,670 shares issued and outstanding ..................................................             594,270              594,270
  Capital surplus ........................................................................           4,973,271            4,973,271
  Retained earnings (deficit) ............................................................          (1,099,696)          (1,118,042)
  Accumulated other comprehensive income .................................................               7,425                2,740
                                                                                                  ------------         ------------
      Total shareholders' equity .........................................................           4,475,270            4,452,239
                                                                                                  ------------         ------------

      Total liabilities and shareholders' equity .........................................        $ 38,682,409         $ 34,218,184
                                                                                                  ============         ============


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                            Six Months Ended                  Three Months Ended
                                                                                June 30,                           June 30,
                                                                                --------                           --------
                                                                        2002               2001             2002             2001
                                                                        ----               ----             ----             ----
Interest income:
  Loans, including fees ......................................       $1,074,092       $  822,097        $  553,440       $  413,847
  Investment securities
    Taxable ..................................................            9,962           11,150             6,149            5,575
    Nonmarketable equity securities ..........................            2,732            3,652             1,541              726
    Federal funds sold .......................................           33,165          108,841            18,965           40,718
                                                                     ----------       ----------        ----------       ----------
      Total ..................................................        1,119,951          945,740           580,095          460,866
                                                                     ----------       ----------        ----------       ----------

Interest expense:
  Time deposits $100,000 and over ............................          115,585          121,807            58,072           59,764
  Other deposits .............................................          262,068          303,186           138,085          160,220
  Other interest expense .....................................           12,988            1,960             4,351                -
                                                                     ----------       ----------        ----------       ----------
      Total ..................................................          390,641          426,953           200,508          219,984
                                                                     ----------       ----------        ----------       ----------

Net interest income ..........................................          729,310          518,787           379,587          240,882
Provision for loan losses ....................................           60,000           47,769            30,000           26,937
                                                                     ----------       ----------        ----------       ----------
Net interest income after provision for loan
  losses .....................................................          669,310          471,018           349,587          213,945
                                                                     ----------       ----------        ----------       ----------

Other income:
  Service charges on deposit accounts ........................           76,274           52,565            40,048           31,619
  Residential mortgage origination fees ......................           31,705           26,275            19,127           16,191
  Brokerage fee commissions ..................................           49,152                -            14,625                -
  Credit life insurance commissions ..........................            4,302            6,099             3,089            4,392
  Other income ...............................................           21,300           13,949             6,404            5,112
                                                                     ----------       ----------        ----------       ----------
      Total ..................................................          182,733           98,888            83,293           57,314
                                                                     ----------       ----------        ----------       ----------

Other expense:
  Salaries and employee benefits .............................          432,830          360,730           212,222          184,132
  Net occupancy expense ......................................           50,631           33,957            26,821           21,529
  Furniture and fixture expense ..............................           58,416           51,485            30,538           26,696
  Other operating expenses ...................................          281,011          295,408           147,549          161,982
                                                                     ----------       ----------        ----------       ----------
      Total ..................................................          822,888          741,580           417,130          394,339
                                                                     ----------       ----------        ----------       ----------

Income (loss) before income taxes ............................           29,155         (171,674)           15,750         (123,080)
Income tax expense (benefit) .................................           10,809          (62,394)            5,831          (45,547)
                                                                     ----------       ----------        ----------       ----------

Net income (loss) ............................................       $   18,346       $ (109,280)       $    9,919       $  (77,533)
                                                                     ==========       ==========        ==========       ==========

Earnings (loss) per share
Averages shares outstanding ..................................          563,670          560,270           563,670          560,270
Net income (loss) ............................................       $     0.03       $    (0.20)       $     0.02       $    (0.14)


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

            Condensed Consolidated Statement of Shareholders' Equity
                            and Comprehensive Income
                 for the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                       Accumulated
                                               Common Stock                            Retained           Other
                                               ------------              Capital       Earnings       Comprehensive
                                          Shares          Amount         Surplus       (Deficit)         Income              Total
                                          ------          ------         -------       ---------         ------              -----

Balance,
 December 31, 2000 .............         560,270      $   560,270      $ 4,973,271     $  (963,212)     $       391     $ 4,570,720

Net income (loss)
 for the period ................                                                          (109,280)                        (109,280)

Other
 comprehensive
 income,
 net of tax $2,947 .............                                                                              5,721           5,721
                                                                                                                        -----------

Comprehensive
 income ........................               -                -                -               -                -        (103,559)
                                         -------      -----------      -----------     -----------      -----------     -----------

Balance,
 June 30, 2001 .................         560,270      $   560,270      $ 4,973,271     $(1,072,492)     $     6,112     $ 4,467,161
                                         =======      ===========      ===========     ===========      ===========     ===========

Balance,
 December 31, 2001 .............         563,670      $   594,270      $ 4,973,271     $(1,118,042)     $     2,740     $ 4,452,239

Net income
 for the period ................                                                            18,346                           18,346

Other comprehensive
income,
 net of tax $2,413 .............                                                                              4,685           4,685
                                                                                                                        -----------

Comprehensive
 income ........................               -                -                -               -                -          23,031
                                         -------      -----------      -----------     -----------      -----------     -----------

Balance,
 June 30, 2002 .................         563,670      $   594,270      $ 4,973,271     $(1,099,696)     $     7,425     $ 4,475,270
                                         =======      ===========      ===========     ===========      ===========     ===========



            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                      2002                   2001
                                                                                                      ----                   ----
Cash flows from operating activities:
  Net income (loss) ..................................................................           $    18,346            $  (109,280)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ....................................................                63,856                 47,195
    Provision for possible loan losses ...............................................                60,000                 47,769
    Accretion and premium amortization ...............................................                  (480)                (1,617)
    Deferred income tax provision (benefit) ..........................................                10,808                (52,764)
    Increase in interest receivable ..................................................               (20,647)               (33,019)
    Increase (decrease) in interest payable ..........................................               (22,408)                56,365
    Decrease (increase) in other assets ..............................................                12,886                (21,247)
    Increase in other liabilities ....................................................                24,285                 61,986
                                                                                                 -----------            -----------
      Net cash provided (used) by operating activities ...............................               146,646                 (4,612)
                                                                                                 -----------            -----------

Cash flows from investing activities:
  Purchases of securities available-for-sale .........................................            (1,000,000)                     -
  Sale of nonmarketable equity securities ............................................                     -                168,150
  Maturities of securities available-for-sale ........................................               350,000                      -
  Purchase of nonmarketable equity securities ........................................                     -                (23,900)
  Net increase in loans made to customers ............................................            (3,135,628)            (5,435,719)
  Purchases of premises and equipment ................................................               (42,084)            (1,126,337)
                                                                                                 -----------            -----------
    Net cash used by investing activities ............................................            (3,827,712)            (6,417,806)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             1,077,312              1,434,588
  Net increase in certificates of deposit and other time deposits ....................             5,112,005              1,322,282
  Repayments of Federal Home Loan Bank advances ......................................            (1,750,000)                     -
                                                                                                 -----------            -----------
    Net cash provided by financing activities ........................................             4,439,317              2,756,870
                                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents .................................               758,251             (3,665,548)

Cash and cash equivalents, beginning .................................................             4,195,960              6,018,628
                                                                                                 -----------            -----------

Cash and cash equivalents, ending ....................................................           $ 4,954,211            $ 2,353,080
                                                                                                 ===========            ===========

Cash paid during the period for:
 Income taxes ........................................................................           $         -            $         -
 Interest ............................................................................           $   413,049            $   370,588


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements, as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2002 and 2001:

                                                                                            Pre-tax         (Expense)     Net-of-tax
                                                                                             Amount          Benefit        Amount
                                                                                             ------          -------        ------
For the Six-Months Ended June 30, 2002:
   Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $ 7,098         $(2,413)         $ 4,685
   Plus: reclassification adjustment for gains (losses)
    realized in net income ........................................................               -               -                -
                                                                                            -------         -------          -------
     Net unrealized gains (losses) on securities ..................................           7,098          (2,413)           4,685
                                                                                            -------         -------          -------

 Other comprehensive income .......................................................         $ 7,098         $(2,413)         $ 4,685
                                                                                            =======         =======          =======

                                                                                            Pre-tax         (Expense)     Net-of-tax
                                                                                             Amount          Benefit        Amount
                                                                                             ------          -------        ------
For the Six-Months Ended June 30, 2001:
   Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $ 8,668         $(2,947)         $ 5,721
   Plus: reclassification adjustment for gains (losses)
    realized in net income ........................................................               -               -                -
                                                                                            -------         -------          -------
     Net unrealized gains (losses) on securities ..................................           8,668          (2,947)           5,721
                                                                                            -------         -------          -------

 Other comprehensive income .......................................................         $ 8,668         $(2,947)         $ 5,721
                                                                                            =======         =======          =======

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income (continued)

                                                                                            Pre-tax         (Expense)     Net-of-tax
                                                                                             Amount          Benefit        Amount
                                                                                             ------          -------        ------
For the Three-Months Ended June 30, 2002:
   Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $ 8,642         $(2,938)         $ 5,704
   Plus: reclassification adjustment for gains (losses)
    realized in net income ........................................................               -               -                -
                                                                                            -------         -------          -------
     Net unrealized gains (losses) on securities ..................................           8,642          (2,938)           5,704
                                                                                            -------         -------          -------

 Other comprehensive income .......................................................         $ 8,642         $(2,938)         $ 5,704
                                                                                            =======         =======          =======


                                                                                            Pre-tax         (Expense)     Net-of-tax
                                                                                             Amount          Benefit        Amount
                                                                                             ------          -------        ------
For the Three-Months Ended June 30, 2001:
   Unrealized gains (losses) on  securities:
   Unrealized holding gains (losses) arising during the period ....................           $ 918           $(312)           $ 606
   Plus: reclassification adjustment for gains (losses)
    realized in net income ........................................................               -               -                -
                                                                                              -----           -----            -----
     Net unrealized gains (losses) on securities ..................................             918            (312)             606
                                                                                              -----           -----            -----

 Other comprehensive income .......................................................           $ 918           $(312)           $ 606
                                                                                              =====           =====            =====


Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                            REGIONAL BANKSHARES, INC.


Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2002 compared to December 31, 2001, and the results of operations for the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2001. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations


Net Interest Income

For the six months ended June 30, 2002, net interest income increased $210,523, or 40.58%, to $729,310 as compared to $518,787 for the same period in 2001. Interest income from loans, including fees, increased $251,995, or 30.65%, from the six months ended June 30, 2001 to the comparable period in 2002, as we continued to experience growth in our loan portfolio. Interest expense for the six months ended June 30, 2002 was $390,641 as compared to $426,953 for the same period in 2001. Although interest bearing accounts such as savings accounts and certificates of deposit increased for the six months ended June 30, 2002, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period ended June 30, 2001, resulting in a decrease in interest expense. The net interest margin realized on earning assets decreased from 4.72% for the six months ended June 30, 2001 to 4.41% for the same period in 2002. The interest rate spread increased by 26 basis points from 3.80% at June 30, 2001 to 4.08% at June 30, 2002.

For the quarter ended June 30, 2002, net interest income totaled $379,587, an increase of $138,705, or 57.58%, when compared to the same quarter ended June 30, 2001. Interest income totaling $553,440 was generated from loans, including fees, during the quarter ended June 30, 2002, as compared to $413,847 during the comparable period in 2001. Interest expense on deposit accounts was $200,508 for the quarter ended June 30, 2002, as compared to $219,984 for the same period in 2001. The net interest margin realized on earning assets was 4.36% for the quarter ended June 30, 2002, as compared to 4.27% during the same period in 2001. The interest rate spread was 4.03% for the quarter ended June 30, 2002, as compared to 3.43% for the quarter ended June 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2002, the provision charged to expense was $60,000, as compared to $47,769 in the same period a year earlier. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. For the quarter ended June 30, 2002, the provision charged to expense was $30,000, as compared to $26,937 for the same period in 2001. The allowance represents 1.04% and 1.00% of gross loans at June 30, 2002 and 2001, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the six months ended June 30, 2002 was $182,733, an increase of $83,845 from $98,888 during the comparable period in 2001. The increase is primarily a result of commissions generated through our brokerage services which totaled $49,152 for the six months ended June 30, 2002. We began the investment and brokerage services department through Raymond James Financial Services, Inc. during the fourth quarter of 2001. In addition, service charges on deposit accounts increased from $52,565 during the six months ended June 30, 2001 to $76,274 for the six months ended June 30, 2002.

For the quarter ended June 30, 2002, noninterest income was $83,293, an increase of $25,979, or 45.33% from the same period ended June 30, 2001. The largest component of noninterest income was service charges on deposit accounts, which totaled $40,048 for the quarter ended June 30, 2002, as compared to $31,619 for the quarter ended June 30, 2001. Income from brokerage fee commissions totaled $14,625 for the quarter ended June 30, 2002.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2002 was $822,888, which was 10.96% higher than the $741,580 amount for the six months ended June 30, 2001. The largest category, salaries and employee benefits, increased from $360,730 for the six months ended June 30, 2001 to $432,830 for the six months ended June 30, 2002. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank, including the brokerage services personnel.

For the quarter ended June 30, 2002, noninterest expense increased $22,791, or 5.78% as compared to the same period ended June 30, 2001. The largest category, salaries and employee benefits, increased from $184,132 for the quarter ended June 30, 2001 to $212,222 for the quarter ended June 30, 2002. This increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the bank.

Income Taxes

The income tax expense for the six months ended June 30, 2002 was $10,809 as compared to an income tax benefit of $62,394 for the same period in 2001. The effective tax rate was 37.07% for the six months ended June 30, 2002, as compared to an effective tax rate of 36.34% for the six months ended June 30, 2001. The effective tax rate was 37.02% and 37.01% for the quarters ended June 30, 2002 and 2001, respectively.

Net Income (Loss)

The combination of the above factors resulted in net income for the six months ended June 30, 2002 of $18,346 as compared to a net loss of $109,280 for the same period in 2001. The net income before taxes of $29,155 was partially offset by the income tax expense of $10,809 during the six months ended June 30, 2002. The net loss before taxes for the same period in 2001 was $171,674, which was partially offset by the income tax benefit of $62,394. For the quarter ended June 30, 2002, net income was $9,919, as compared to a net loss of $77,533 for the same period in 2001.

                            REGIONAL BANKSHARES, INC.

Assets and Liabilities

During the first six months of 2002, total assets increased $4,464,225, or 13.05%, when compared to December 31, 2001. The primary source of growth in assets was in loans, which increased $3,120,163, or 11.61%, during the first six months of 2002. Total deposits also increased $6,189,317, or 22.31%, from $27,742,137 at December 31, 2001 to $33,931,454 at June 30, 2002. Within the
deposit area, other time deposits increased $3,747,005, or 43.79%, during the first six months of 2002. Savings deposits increased $2,188,044 during the first six months of 2002. Advances from the Federal Home Loan Bank in the amount of $1,750,000 were repaid during the second quarter of 2002.

Investment Securities

Investment securities increased from $491,225 at December 31, 2001 to $1,148,803 at June 30, 2002. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2002.

Loans

We continued our trend of growth during the first six months of 2002. Net loans increased $3,075,628, or 11.56%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - construction loans which increased 99.38%, or $2,217,083, from December 31, 2001 to June 30, 2002. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                    June 30,        December 31,
                                                      2002              2001
                                                      ----              ----
Real estate - construction ...............        $ 4,447,920        $ 2,230,837
Real estate - mortgage ...................         16,746,680         16,010,012
Commercial and industrial ................          3,295,489          3,634,353
Consumer and other .......................          5,503,981          4,998,705
                                                  -----------        -----------
                                                  $29,994,070        $26,873,907
                                                  ===========        ===========

                            REGIONAL BANKSHARES, INC.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                       June 30       December 31
                                                        2002              2001
                                                        ----             ----
Loans: Nonaccrual loans ..........................     $47,951           $ 9,314

Accruing loans more than 90 days past due ........     $     -           $     -

Loans identified by the
 internal review mechanism:

   Criticized ....................................     $   610           $13,817
   Classified ....................................     $50,303           $ 8,695

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

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                     2002               2001
                                                     ----               ----
Balance, January 1, ........................    $    268,446      $    159,000
Provision for loan losses for the period ...          60,000            47,769
Net loans (charged-off)
  recovered for the period .................         (15,465)             (769)
                                                ------------      ------------

Balance, end of period .....................    $    312,981      $    206,000
                                                ============      ============

Gross loans outstanding, end of period .....    $ 29,994,070      $ 20,592,311

Allowance for loan losses
  to loans outstanding .....................            1.04%             1.00%


Deposits

During the first six months of 2002, total deposits increased by $6,189,317, or 22.31% from December 31, 2001. The largest increase was in other time deposits, which increased $3,747,005, or 43.79% from December 31, 2001. The increase was attributable to the opening of new accounts during the period. Expressed in percentages, noninterest bearing deposits increased 6.19% and interest bearing deposits increased 24.57%.

                            REGIONAL BANKSHARES, INC.

Deposits - continued

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                      June 30,      December 31,
                                                        2002            2001
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 3,622,627      $ 3,411,614
Interest-bearing demand deposits .............        3,947,871        5,269,616
Savings deposits .............................        7,438,312        5,250,268
Time deposits $100,000 and over ..............        6,618,053        5,253,053
Other time deposits ..........................       12,304,591        8,557,586
                                                    -----------      -----------

                                                    $33,931,454      $27,742,137
                                                    ===========      ===========


Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 88.40% at June 30, 2002 and 91.12% at December 31, 2001.

Securities available-for-sale, which totaled $1,011,250 at June 30, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2002, unused lines of credit totaled $2,650,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $3,868,000 of June 30, 2002. As of June 30, 2002, we had no borrowings on this line.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased from $4,452,239 at December 31, 2001 to $4,475,270 at June 30, 2002. The increase is due to net income for the period of $18,346 and a positive change in the fair value of securities available-for-sale of $4,685.

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

                            REGIONAL BANKSHARES, INC.

Capital Resources -- continued

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2002 as well as the ratios to be considered "well capitalized."

The following table summarizes the Company's risk-based capital at June 30, 2002:

Shareholders' equity .......................................        $ 4,467,845
 Less: intangibles .........................................                  -
                                                                    -----------
 Tier 1 capital ............................................          4,467,845

 Plus: allowance for loan losses (1) .......................            312,981
                                                                    -----------
 Total capital .............................................        $ 4,780,826
                                                                    ===========

 Risk-weighted assets ......................................        $31,188,000
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ................              14.33%
   Total capital (to risk-weighted assets) .................              15.32%
   Tier 1 capital (to total average assets) ................              11.95%

 (1) limited to 1.25% of risk-weighted assets


Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $2,949,982 and standby letters of credit of $100,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                            REGIONAL BANKSHARES, INC.


Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On May 9, 2002, we held our Annual Meeting of Shareholders for the purpose of electing four directors to each serve a three-year term.

Of the 563,670 outstanding shares of the Company's common stock, the four nominees for directors each received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company as follows:

                                    Votes For    Votes Against   Votes Withheld
                                    ---------    -------------   --------------
Franklin Hines                       315,555         0               0
J. Richard Jones                     315,555         0               0
W. H. Morgan, III                    315,555         0               0
Gosnold G. Segars                    315,555         0               0

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: None

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 2002                By:s/Curtis A. Tyner
                                         ---------------------------------------
                                         Curtis A. Tyner
                                         President, Chief Executive Officer and
                                         Chief Financial Officer