Form 10QSB
period 2002-09-30
REGIONAL BANKSHARES INC
filed 2002-11-12
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

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

      563,670 shares of common stock, $1.00 par value, on October 31, 2002

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                            REGIONAL BANKSHARES, INC.


                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001................................3

         Condensed  Consolidated  Statements  of  Income  -- Nine  months  ended
           September 30, 2002 and 2001 and Three months ended September 30, 2002 and 2001.................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Nine months ended September 30, 2002 and 2001..................................................................5

         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2002 and 2001.................6

         Notes to Condensed Consolidated Financial Statements...........................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation......................................................9-14

Item 3. Controls and Procedures..........................................................................................15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................................................................16

         (a) Exhibits....................................................................................................16

         (b) Reports on Form 8-K.........................................................................................16

Signature................................................................................................................17

Certifications...........................................................................................................18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            REGIONAL BANKSHARES, INC.
                      Condensed Consolidated Balance Sheets

                                                                                                  September 30,         December 31,
                                                                                                       2002                 2001
                                                                                                       ----                 ----
Assets:                                                                                            (Unaudited)
Cash and cash equivalents:
  Cash and due from banks ................................................................        $  1,274,607         $  1,350,004
  Federal funds sold .....................................................................           2,678,031            2,845,956
                                                                                                  ------------         ------------
    Total cash and cash equivalents ......................................................           3,952,638            4,195,960
                                                                                                  ------------         ------------

Securities available-for-sale ............................................................           2,016,875              353,672
Nonmarketable equity securities ..........................................................             137,553              137,553
                                                                                                  ------------         ------------
    Total investment securities ..........................................................           2,154,428              491,225
                                                                                                  ------------         ------------

Loans receivable .........................................................................          33,232,524           26,873,907
Less allowance for loan losses ...........................................................            (346,729)            (268,446)
                                                                                                  ------------         ------------
    Loans, net ...........................................................................          32,885,795           26,605,461

Accrued interest receivable ..............................................................             156,701              120,123
Premises and equipment, net ..............................................................           2,074,327            2,124,281
Other assets .............................................................................             656,876              681,134
                                                                                                  ------------         ------------
    Total assets .........................................................................        $ 41,880,765         $ 34,218,184
                                                                                                  ============         ============

Liabilities:
Deposits:
  Noninterest-bearing ....................................................................        $  4,156,492         $  3,411,614
  Interest-bearing .......................................................................           4,000,461            5,269,616
  Savings ................................................................................           7,964,618            5,250,268
  Time deposits $100,000 and over ........................................................           6,507,651            5,253,053
  Other time deposits ....................................................................          14,457,563            8,557,586
                                                                                                  ------------         ------------
    Total deposits .......................................................................          37,086,785           27,742,137

Advances from the Federal Home Loan Bank .................................................                   -            1,750,000
Accrued interest payable .................................................................             203,199              253,696
Other liabilities ........................................................................              60,170               20,112
                                                                                                  ------------         ------------
    Total liabilities ....................................................................          37,350,154           29,765,945
                                                                                                  ------------         ------------

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued .............                   -                    -
  Common stock, $1.00 par value; 10,000,000 shares authorized,
    563,670 shares issued and outstanding ................................................             594,270              594,270
  Capital surplus ........................................................................           4,973,271            4,973,271
  Retained earnings (deficit) ............................................................          (1,047,561)          (1,118,042)
  Accumulated other comprehensive income .................................................              10,631                2,740
                                                                                                  ------------         ------------
    Total shareholders' equity ...........................................................           4,530,611            4,452,239
                                                                                                  ------------         ------------

    Total liabilities and shareholders' equity ...........................................        $ 41,880,765         $ 34,218,184
                                                                                                  ============         ============



           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                     Nine Months Ended                     Three Months Ended
                                                                       September 30,                          September 30,
                                                                       -------------                          -------------
                                                                  2002               2001                2002                2001
                                                                  ----               ----                ----                ----
Interest income:
  Loans, including fees ..............................        $ 1,711,565        $ 1,310,865         $   637,473        $   488,768
  Investment securities, taxable .....................             23,236             16,724              13,274              5,574
  Nonmarketable equity securities ....................              4,571              4,568               1,839                916
  Federal funds sold .................................             46,227            120,858              13,062             12,017
                                                              -----------        -----------         -----------        -----------
    Total ............................................          1,785,599          1,453,015             665,648            507,275
                                                              -----------        -----------         -----------        -----------

Interest expense:
  Time deposits $100,000 and over ....................            170,469            176,298              54,884             54,491
  Other deposits .....................................            406,777            462,929             144,709            159,743
  Other interest expense .............................             12,991              4,597                   3              2,637
                                                              -----------        -----------         -----------        -----------
    Total ............................................            590,237            643,824             199,596            216,871
                                                              -----------        -----------         -----------        -----------

Net interest income ..................................          1,195,362            809,191             466,052            290,404
Provision for loan losses ............................            100,000            104,841              40,000             57,072
                                                              -----------        -----------         -----------        -----------
Net interest income after provision for
  loan losses ........................................          1,095,362            704,350             426,052            233,332
                                                              -----------        -----------         -----------        -----------

Other operating income:
  Service charges on deposit accounts ................            122,425             87,463              46,151             34,898
  Residential mortgage origination fees ..............             39,772             49,125               8,067             22,850
  Brokerage fee commissions ..........................             49,152                  -                   -                  -
  Credit life insurance commissions ..................              5,486              8,159               1,184              2,060
  Other charges, commissions and fees ................             35,458             22,076              14,158              8,127
                                                              -----------        -----------         -----------        -----------
    Total ............................................            252,293            166,823              69,560             67,935
                                                              -----------        -----------         -----------        -----------

Other operating expenses:
  Salaries and employee benefits .....................            644,539            550,080             211,709            189,350
  Occupancy expense ..................................             82,148             52,939              31,517             18,982
  Furniture and equipment expense ....................             86,042             77,640              31,329             26,155
  Other operating expenses ...........................            423,017            431,648             138,303            136,240
                                                              -----------        -----------         -----------        -----------
    Total ............................................          1,235,746          1,112,307             412,858            370,727
                                                              -----------        -----------         -----------        -----------

Income (loss) before income taxes ....................            111,909           (241,134)             82,754            (69,460)
Income tax expense (benefit) .........................             41,428            (88,095)             30,619            (25,701)
                                                              -----------        -----------         -----------        -----------

Net income (loss) ....................................        $    70,481        $  (153,039)        $    52,135        $   (43,759)
                                                              ===========        ===========         ===========        ===========

Earnings (loss) per share
Average shares outstanding ...........................            563,670            560,270             563,670            560,270
Net income (loss) ....................................        $      0.13        $     (0.27)        $      0.09        $     (0.08)


           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                      Condensed Consolidated Statements of
                 Shareholders' Equity and Comprehensive Income
              for the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                                           Accumulated
                                                     Common Stock                           Retained          Other
                                                     ------------            Capital        Earnings      Comprehensive
                                               Shares          Amount        Surplus        (Deficit)         Income        Total
                                               ------          ------        -------        ---------         ------        -----

Balance,
 December 31, 2000 ....................        560,270     $   560,270     $ 4,973,271    $  (963,212)    $       391   $ 4,570,720

Net income (loss)
 for the period .......................                                                      (153,039)                     (153,039)

Other
 comprehensive income, net of
 expense of $(1,878) ..................                                                                         3,646        3,646
                                                                                                                        -----------

Comprehensive income (loss) ...........                                                                                    (149,393)
                                           -----------     -----------     -----------    -----------     -----------   -----------

Balance,
 September 30, 2001 ...................        560,270     $   560,270     $ 4,973,271    $(1,116,251)    $     4,037   $ 4,421,327
                                           ===========     ===========     ===========    ===========     ===========   ===========

Balance,
 December 31, 2001 ....................        563,670     $   594,270     $ 4,973,271    $(1,118,042)    $     2,740   $ 4,452,239

Net income for
 the period ...........................                                                        70,481                        70,481

Other comprehensive
 income, net of
 expense of $ (6,244) .................                                                                         7,891         7,891
                                                                                                                        -----------

Comprehensive income ..................                                                                                      78,372
                                           -----------     -----------     -----------    -----------     -----------   -----------

Balance,
 September 30, 2002 ...................        563,670     $   594,270     $ 4,973,271    $(1,047,561)    $    10,631   $ 4,530,611
                                           ===========     ===========     ===========    ===========     ===========   ===========


           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                      2002                 2001
                                                                                                      ----                 ----
Cash flows from operating activities:
  Net income (loss) ..................................................................          $     70,481           $   (153,039)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ....................................................                92,519                 78,898
    Provision for possible loan losses ...............................................               100,000                104,841
    Accretion and premium amortization ...............................................                  (677)                (2,689)
    Deferred income tax provision (benefit) ..........................................                41,428                (78,134)
    Write down on disposal of premises and equipment .................................                     -                 10,538
    Increase in interest receivable ..................................................               (36,578)               (53,260)
    Increase (decrease) in interest payable ..........................................               (50,497)                58,461
    Decrease in other assets .........................................................               (21,805)               (32,060)
    Increase in other liabilities ....................................................                40,058                 57,740
                                                                                                ------------           ------------
      Net cash provided (used) by operating activities ...............................               234,929                 (8,704)
                                                                                                ------------           ------------

Cash flows from investing activities:
  Purchases of securities available-for-sale .........................................            (2,000,000)                     -
  Sale of nonmarketable equity securities ............................................                     -                138,550
  Maturities of securities available-for-sale ........................................               350,000                      -
  Net increase in loans made to customers ............................................            (6,380,334)            (9,322,707)
  Purchases of premises and equipment ................................................               (42,565)            (1,197,325)
                                                                                                ------------           ------------
    Net cash used by investing activities ............................................            (8,072,899)           (10,381,482)
                                                                                                ------------           ------------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             2,190,073              3,907,361
  Net increase in certificates of deposit and other time deposits ....................             7,154,575              2,885,812
  Advances from Federal Home Loan Bank ...............................................                     -              1,750,000
  Repayments of Federal Home Loan Bank advances ......................................            (1,750,000)                     -
                                                                                                ------------           ------------
    Net cash provided by financing activities ........................................             7,594,648              8,543,173
                                                                                                ------------           ------------

Net increase (decrease) in cash and cash equivalents .................................              (243,322)            (1,847,013)

Cash and cash equivalents, beginning .................................................             4,195,960              6,018,628
                                                                                                ------------           ------------

Cash and cash equivalents, ending ....................................................          $  3,952,638           $  4,171,615
                                                                                                ============           ============

Cash paid during the period for:
 Income taxes ........................................................................          $          -           $          -
 Interest ............................................................................          $    640,734           $    585,363

           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bancshares, Inc.'s Annual Report on Form 10-KSB.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2002 and 2001:

                                                                                       Pre-tax          (Expense)         Net-of-tax
                                                                                       Amount            Benefit            Amount
                                                                                       ------            -------            ------
For the  Nine-Months  Ended  September 30, 2002:
  Unrealized  gains (losses) on  securities:
  Unrealized holding gains (losses) arising during the period ..................       $12,526          $(4,635)          $ 7,891
  Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................             -                -                 -
                                                                                       -------          -------           -------
    Net unrealized gains (losses) on securities ................................        12,526           (4,635)            7,891
                                                                                       -------          -------           -------

Other comprehensive income .....................................................       $12,526          $(4,635)          $ 7,891
                                                                                       =======          =======           =======


                                                                                       Pre-tax          (Expense)         Net-of-tax
                                                                                       Amount            Benefit            Amount
                                                                                       ------            -------            ------
For the  Nine-Months  Ended  September 30, 2001:
  Unrealized  gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ..................       $ 5,524          $(1,878)          $ 3,646
  Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................             -                -                 -
                                                                                       -------          -------           -------
    Net unrealized gains (losses) on securities ................................         5,524           (1,878)            3,646
                                                                                       -------          -------           -------

Other comprehensive income .....................................................       $ 5,524          $(1,878)          $ 3,646
                                                                                       =======          =======           =======

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income (continued)

                                                                                      Pre-tax         (Expense)        Net-of-tax
                                                                                      Amount           Benefit           Amount
                                                                                      ------           -------           ------
For the  Three-Months  Ended September 30, 2002:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ..................     $ 5,428          $(2,222)          $ 3,206
  Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................           -                -                 -
                                                                                     -------          -------           -------
    Net unrealized gains (losses) on securities ................................       5,428           (2,222)            3,206
                                                                                     -------          -------           -------

Other comprehensive income .....................................................     $ 5,428          $(2,222)          $ 3,206
                                                                                     =======          =======           =======


                                                                                      Pre-tax          (Expense)       Net-of-tax
                                                                                      Amount            Benefit          Amount
                                                                                      ------            -------          ------
For the  Three-Months  Ended September 30, 2001:
  Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period ..................     $ 3,144          $(1,069)          $ 2,075
  Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................           -                -                 -
                                                                                     -------          -------           -------
    Net unrealized gains (losses) on securities ................................       3,144           (1,069)            2,075
                                                                                     -------          -------           -------

Other comprehensive income .....................................................     $ 3,144          $(1,069)          $ 2,075
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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of the Company's financial condition as of September 30, 2002 compared to December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2002, net interest income increased $386,171, or 47.72%, to $1,195,362 as compared to $809,191 for the same period in 2001. Interest income from loans, including fees, increased $400,700 or 30.57%, from the nine months ended September 30, 2001 to the comparable period in 2002, as we continued to experience growth in our loan portfolio. Interest expense for the nine months ended September 30, 2002 was $590,237 as compared to $643,824 for the same period in 2001. Although interest bearing accounts such as savings accounts and certificates of deposit increased during the nine months ended September 30, 2002, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period in 2001, resulting in a decrease in interest expense. The net interest margin realized on earning assets decreased from 4.71% for the nine months ended September 30, 2001 to 4.20% for the same period in 2002. The interest rate spread decreased by 3 basis points from 3.91% at September 30, 2001 to 3.88% at September 30, 2002.

For the quarter ended September 30, 2002, net interest income totaled $466,052, an increase of $175,648, or 60.48%, when compared to the same quarter ended September 30, 2001. Interest income totaling $637,473 was generated from loans, including fees, during the quarter ended September 30, 2002, as compared to $488,768 during the comparable period in 2001. Interest expense on deposit accounts was $199,596 for the quarter ended September 30, 2002, as compared to $216,871 for the same period in 2001. The net interest margin realized on earning assets was 4.90% for the quarter ended September 30, 2002, as compared to 4.70% during the same period in 2001. The interest rate spread was 4.58% for the quarter ended September 30, 2002, as compared to 4.07% for the quarter ended September 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2002, the provision charged to expense was $100,000 as compared to $104,841 for the nine months ended September 30, 2001. For the quarter ended September 30, 2002, the provision charged to expense was $40,000 as compared to $57,072 for the same period in 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income increased $85,470, or 51.23% to $252,293 for the nine months ended September 30, 2002 as compared to the same period ended September 30, 2001. The primary source of this income was the increase in service charges on deposit accounts of $34,962, or 39.97%, to $122,425 for the nine months ended September 30, 2002, when compared to the same period in 2001. This increase is attributable to an increase in deposit accounts over the two periods. In addition, commissions generated through our brokerage services totaled $49,152 for the nine months ended September 30, 2002. We began the investment and brokerage services department in the fourth quarter of 2001. Income from residential mortgage origination fees decreased $9,353 to $39,772 for the nine months ended September 30, 2002 as compared to the same period in 2001 as the number of home refinancings decreased.

For the quarter ended September 30, 2002, noninterest income was $69,560, an increase of $1,625, or 2.39% over the quarter ended September 30, 2001. The largest component of noninterest income was service charges on deposit accounts, which totaled $46,151 for the quarter ended September 30, 2002, as compared to $34,898 for the quarter ended September 30, 2001. This increase was due to an overall increase in deposit accounts over the two periods. No net commissions were received in the third quarter for brokerage services because of an unresolved dispute with the service provider. Such commissions are expected to resume at sometime in the future although the time and amount of any such commissions is uncertain. Other charges, commissions and fees increased $6,031 or 74.21% to $14,158 for the quarter ended September 30, 2002 as compared to the same period in 2001.

Noninterest Expense

For the nine months ended September 30, 2002, noninterest expense was $1,235,746, an increase of $123,439, or 11.10% when compared to the same period in 2001. The largest increase was in salaries and employee benefits, which increased from $550,080 for the nine months ended September 30, 2001 to $644,539 for the nine months ended September 30, 2002. The increase is attributable to annual pay raises and the addition of new employees, including brokerage services personnel. Occupancy expense also increased from $52,939 for the nine months ended September 30, 2001 to $82,148 for the nine months ended September 30, 2002. This increase is primarily due to expenses associated with our new building that we moved into May 2001.

For the quarter ended September 30, 2002, noninterest expense increased $42,131, or 11.36% as compared to the quarter ended September 30, 2001. The largest category of noninterest expense, salaries and employee benefits, increased $22,359 from the quarter ended September 30, 2001 to $211,709 for the quarter ended September 30, 2002. As discussed earlier, this increase is primarily attributable to annual pay raises and new employees.

Income Taxes

The income tax expense for the nine months ended September 30, 2002 was $41,428 as compared to a benefit of $88,095 for the same period in 2001. The effective tax rate was 37.02% and 36.53% for the nine months ended September 30, 2002 and 2001, respectively. Income tax expense was $30,619 for the quarter ended September 30, 2002 as compared to a benefit of $25,701 for the same quarter in 2001. The effective tax rate was 37% for the quarters ended September 30, 2002 and 2001.

Net Income (Loss)

The combination of the above factors resulted in a net income for the nine months ended September 30, 2002 of $70,481 as compared to a net loss of $153,039 for the same period in 2001. The net income before taxes of $111,909 was before income tax expense of $41,428 during the nine months ended September 30, 2002. The net loss before taxes for the same period in 2001 was $241,134, which was partially offset by the income tax benefit of $88,095. For the quarter ended September 30, 2002, net income was $52,136, as compared to a net loss of $43,759 for the same period in 2001.

                            REGIONAL BANKSHARES, INC.

Assets and Liabilities

During the first nine months of 2002, total assets increased $7,662,581, or 22.39%, when compared to December 31, 2001. The primary source of growth in assets was in loans, which increased $6,358,617, or 23.66%, during the first nine months of 2002. Investment securities increased $1,663,203 or 338.58% to $2,154,428 at September 30, 2002. Total deposits also increased $9,344,648, or 33.68%, from $27,742,137 at December 31, 2001 to $37,086,785 at September 30,
2002. Within the deposit area, other time deposits increased $5,899,977 or 68.94% to $14,457,563 at September 30, 2002. Also, savings accounts increased $2,714,350, or 51.70% from December 31, 2001 to $7,964,618 at September 30,
2002.

Investment Securities

Investment securities increased from $491,225 at December 31, 2001 to $2,154,428 at September 30, 2002. The increase in securities was part of an effort to improve our asset-liability position. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2002.

Loans

We continued our trend of growth during the first nine months of 2002, especially in the loan area. Net loans increased $6,280,334, or 23.61%, during the period. As shown below, the main component of growth in the loan portfolio was real estate-construction loans which increased 176.73%, or $3,942,488, from December 31, 2001 to September 30, 2002. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

                                              September 30,        December 31,
                                                   2002                2001
                                                   ----                ----
Real estate - construction ...............     $ 6,173,325        $ 2,230,837
Real estate - mortgage ...................      18,052,368         16,010,012
Commercial and industrial ................       3,597,321          3,634,353
Consumer and other .......................       5,409,510          4,998,705
                                               -----------        -----------
                                               $33,232,524        $26,873,907
                                               ===========        ===========

                            REGIONAL BANKSHARES, INC.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                               September 30,            December 31,
                                                                                                   2002                     2001
                                                                                                   ----                     ----
Loans: Nonaccrual loans ..............................................................            $17,717                $ 9,314

Accruing loans more than 90 days past due ............................................            $     -                 $    -

Loans identified by the internal review mechanism:

   Criticized ........................................................................            $   697                $13,817
   Classified ........................................................................            $19,219                $ 8,695

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

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                          September 30,
                                                                                                          -------------
                                                                                                2002                       2001
                                                                                                ----                       ----
Balance, January 1, ..........................................................             $    268,446               $    159,000
Provision for loan losses for the period .....................................                  100,000                    104,841
Net loans (charged-off) recovered for the period .............................                  (21,717)                   (14,561)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    346,729               $    249,280
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 33,232,524               $ 24,465,507

Allowance for loan losses to loans outstanding ...............................                     1.04%                      1.02%

                            REGIONAL BANKSHARES, INC.

Deposits

Total deposits increased $9,344,648, or 33.68%, from December 31, 2001 to $37,086,785 at September 30, 2002. The largest change was an increase in other time deposits, which increased $5,899,977 to $14,457,563 at September 30, 2002. Expressed in percentages, interest-bearing deposits increased 35.38% and noninterest bearing deposits increased 21.83%. The increases are attributable to the normal growth of the Bank and market rates were paid on these deposits.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                    September 30,   December 31,
                                                        2002            2001
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 4,156,492      $ 3,411,614
Interest-bearing demand deposits .............        4,000,461        5,269,616
Savings deposits .............................        7,964,618        5,250,268
Time deposits $100,000 and over ..............        6,507,651        5,253,053
Other time deposits ..........................       14,457,563        8,557,586
                                                    -----------      -----------

                                                    $37,086,785      $27,742,137
                                                    ===========      ===========

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2001 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity

Liquidity needs are met by the Bank through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 89.61% at September 30, 2002 and 91.12% at December 31, 2001.

Securities available-for-sale, which totaled $2,016,875 at September 30, 2002, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2002, unused lines of credit totaled $2,650,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $4,188,077 at September 30, 2002. As of September 30, 2002, we had no borrowings on this line.

                            REGIONAL BANKSHARES, INC.

Capital Resources

Total shareholders' equity increased from $4,452,239 at December 31, 2001 to $4,530,611 at September 30, 2002. The increase is due primarily to the net income for the period of $70,481. There was also a positive change in fair value of securities which totaled $7,891.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2002 as well as the ratios to be considered "well capitalized."

The following table summarizes the Company's risk-based capital at September 30, 2002:

Shareholders' equity .......................................        $ 4,530,611
 Less: intangibles .........................................                  -
                                                                    -----------
 Tier 1 capital ............................................          4,530,611
                                                                    -----------

 Plus: allowance for loan losses (1) .......................            346,729
                                                                    -----------
 Total capital .............................................        $ 4,877,340
                                                                    ===========

 Risk-weighted assets ......................................        $34,465,910
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ................              13.15%
   Total capital (to risk-weighted assets) .................              14.15%
   Tier 1 capital (to total average assets) ................              11.84%

 (1) limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $3,575,552 and standby letters of credit of $100,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                            REGIONAL BANKSHARES, INC.

Item 3.  Controls and Procedures.

(a) Based on his evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            REGIONAL BANKSHARES, INC.


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                            REGIONAL BANKSHARES, INC.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 Date: November 12, 2002             By:/s/ CURTIS A. TYNER
                                       -----------------------------------------
                                           Curtis A. Tyner
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

                                 CERTIFICATIONS

I, Curtis A. Tyner, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Regional
     Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                 s/Curtis A. Tyner
                                        ----------------------------------------
                                        Curtis A. Tyner,
                                        President, Chief Executive Officer
                                        and Chief Financial Officer


* Pursuant to the instructions to the Certifications, this certification is in the exact form specified by Form 10-QSB. For purposes of items 4, 5 and 6, however, please note that there are no "other certifying officers" because Mr. Tyner is both Chief Financial Officer and Chief Executive Officer of registrant.