Form 10KSB
period 2002-12-31
REGIONAL BANKSHARES INC
filed 2003-03-31
CIK 1135513

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002     Commission File Number 000-32493

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $2,789,840.

         There is no established trading market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2003, was approximately $3,232,794. As of March 1, 2003, there were 563,670 shares of the Registrant's common stock, $1.00 par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                              Cross-Reference Sheet

  PART I
        Item 1.      Description of Business............................................................. 1
        Item 2.      Description of Property............................................................. 9
        Item 3.      Legal Proceedings................................................................... 9
        Item 4.      Submission of Matters to Vote of Security Holders................................... 9
  PART II9
        Item 5.      Market for Common Equity and Related Stockholder Matters............................ 9
        Item 6.      Management's Discussion and Analysis or Plan of Operation.......................... 11
        Item 7.      Financial Statements............................................................... 28
        Item 8.      Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure......................................... 50
  PART III
        Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act.............................. 50
        Item 10.     Executive Compensation............................................................. 50
        Item 11.     Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters ....................................................... 50
        Item 12.     Certain Relationships and Related Transactions..................................... 51
  PART IV
        Item 13.     Exhibits and Reports on Form 8-K................................................... 52
        Item 14.     Controls and Procedures ........................................................... 52

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

         The Bank conducts a general banking business from its main office located in Hartsville, South Carolina. The Bank has entered into an agreement to purchase property in McBee, South Carolina on which to locate a branch office. The agreement is subject to the Bank's receiving regulatory approval to establish the branch. There can, however, be no assurance regulatory approval will be granted.

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

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 10 other financial institutions and branches of financial institutions are located in the Bank's market area. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

         The Bank offers investment and brokerage services to the Bank's customers through an investment broker who is an agent of Raymond James Financial Services, Inc., a registered broker-dealer firm.

         The Bank plans to implement internet banking services by the summer of 2003. This service would allow customers to view accounts, make transactions, and engage in other functions via the Internet.

Employees

         The Bank has 20 full time employees. The Company has no employees.


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

General

         The Company is a bank holding company under the federal Bank Holding Company Act ("BHCA"), and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

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

         The Bank exceeded all applicable capital requirements by a wide margin at December 31, 2002.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover those obligations, during 2002, the FDIC assessed BIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits, and also assessed SAIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

Gramm-Leach-Bliley Act

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

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Absence of Market for Common Stock

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. In 2002, management was aware of a few transactions in which the Company's common stock traded for $14.50 per share, and management is aware of one transaction in which shares traded at $15.67 per share. However, management has not ascertained that any of these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of December 31, 2002, there were approximately 883 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Issuance of Unregistered Securities

         In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 5,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for the warrants is $10 per share and they may be exercised over a ten-year period. The right to exercise the warrants vested with respect to one-third of the warrants on each of June 15, 2000, June 15, 2001, and June 15, 2002, for each organizer who had served continuously as a director from the Bank's formation until the vesting date. Assuming all of the warrants issued to the organizers are exercised and that the Company issues no further common stock, the organizers would own an aggregate of 244,150 shares, or 40%, of the Company's outstanding common stock.

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

         See Item 11 for the information required by Item 201(d) of Regulation S-B.

Item 6.   Management's Discussion and Analysis or Plan of Operation
                              Basis of Presentation

                            REGIONAL BANKSHARES, INC.

                             Selected Financial Data

The following selected financial data for the years ended December 31, 2002, 2001, 2000 and 1999 are derived from the financial statements and other data of the Company. The selected financial data should be read in conjunction with the financial statements of the Company, including the accompanying notes, included elsewhere herein.

                                                                     2002             2001                2000                1999
                                                                     ----             ----                ----                ----
(Dollars in thousands, except per share)
Income Statement Data:
     Interest income ....................................         $  2,440          $  1,998           $  1,290           $    319
     Interest expense ...................................              788               853                541                100
                                                                  --------          --------           --------           --------
     Net interest income ................................            1,652             1,145                749                219
     Provision for loan losses ..........................              130               130                119                 62
                                                                  --------          --------           --------           --------
     Net interest income after provision
       for loan losses ..................................            1,522             1,015                630                157
     Noninterest income .................................              350               235                108                 39
     Noninterest expense ................................            1,672             1,494              1,302              1,117
                                                                  --------          --------           --------           --------
     Income (loss) before income taxes ..................              200              (244)              (564)              (921)
     Income tax expense (benefit) .......................               74               (89)              (209)              (313)
                                                                  --------          --------           --------           --------
         Net income (loss) ..............................         $    126          $   (155)          $   (355)          $   (608)
                                                                  ========          ========           ========           ========

Balance Sheet Data:
     Assets .............................................         $ 44,226          $ 34,218           $ 23,304           $ 11,326
     Earnings assets ....................................           40,935            30,211             20,353              9,517
     Securities (1) .....................................            2,651               354                347                342
     Loans (2) ..........................................           35,233            26,874             15,157              5,536
     Allowance for loan losses ..........................              369               268                159                 55
     Deposits ...........................................           39,379            27,742             18,464              6,343
     Shareholders' equity ...............................            4,584             4,452              4,571              4,925

Per Share Data:
     Earnings (losses) per share ........................         $   0.22          $  (0.28)          $  (0.63)          $  (1.08)
     Book value (period end) ............................             8.13              7.90               8.16               8.79
     Tangible book value (period end) ...................             8.13              7.90               8.16               8.79

Selected Ratios:
     Return on average assets ...........................             0.32%            (0.55)%            (2.14)%           (11.53)%
     Return on average equity ...........................             2.81             (3.44)             (7.51)            (21.68)
     Net interest margin (3) ............................             4.63              4.68               5.03               5.37
     Efficiency (4) .....................................            83.52            108.29             152.01             433.48
     Equity to assets ...................................            10.36             13.01              19.61              43.48

Capital and Liquidity Ratios:
     Average equity to average assets ...................            11.31%            16.07%             28.45%             53.22%
     Leverage (4.00% required minimum) ..................            10.50             13.53              21.70              47.02
     Tier 1 risk-based capital ratio ....................            12.50             15.35              26.83              74.24
     Total risk-based capital ratio .....................            13.51             16.27              27.77              75.06
     Average loans to average deposits ..................            89.59             93.31              85.65              72.81

----------------------
1. All securities are available-for-sale and are stated at fair value. Nonmarketable equity securities are excluded.
2.   Loans are stated at gross amounts before allowance for loan losses.
3.   Net interest income divided by average earning assets.
4. Noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

This Annual Report may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, Regional Bankshares, Inc. notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this Annual Report regarding the demand for Hartsville Community Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

                              Basis of Presentation

The following discussion should be read in conjunction with the preceding "Selected Financial Data" and the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

                                     General

On June 15, 1999, Hartsville Community Bank (the "Bank") completed its organization and began operations in temporary facilities in Hartsville, South Carolina. On January 1, 2001, the Bank became a wholly-owned subsidiary of Regional Bankshares, Inc. (the Company), when the Company acquired 100% of the outstanding common stock of the Bank. The Company was formed to serve as a holding company for the Bank. On January 10, 2001, the Bank converted from a nationally-chartered bank to a state-chartered bank. Management believes that a state-chartered bank will more accurately reflect the operating philosophy of management and the Board of Directors.

On May 10, 2001, the Company moved its operations to its newly constructed headquarters at 206 South Fifth Street in Hartsville, South Carolina. The 8,250 square foot facility allowed the Company to consolidate its main bank branch and operations center into one facility. The cost of the building was approximately $1,328,844. Additional furniture and equipment purchased for the building totaled approximately $244,058.

The Bank opened for business on June 15, 1999. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Darlington County, South Carolina. The deposits of the Bank are insured up to legal limits by the Federal Deposit Insurance Corporation. In addition to providing traditional banking services, the Bank has a mortgage loan division. The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages. During 2001, the Bank hired an investment broker to offer investment and brokerage services to the Company's customers through Raymond James Financial Services, Inc., a registered broker-dealer firm.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                              Results of Operations

Year ended December 31, 2002, compared with year ended December 31, 2001

Net interest income increased $507,303, or 44.32%, to $1,651,879 in 2002 from $1,144,576 in 2001. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $10,875,000, or 44.42%, due to continued growth in the loan portfolio. The primary components of interest income were interest on loans, including fees, of $2,332,757 and interest on federal funds sold of $59,649.

The Company's net interest spread and net interest margin were 4.30% and 4.63%, respectively, in 2002 compared to 3.98% and 4.68%, respectively, in 2001. The increase in net interest spread was primarily the result of management's efforts to increase loans, which generally have relatively high interest rates, as a percentage of total earning assets and to control interest rates during a declining interest rate environment. Yields on all earning assets declined in 2002. Yields on earning assets decreased from 8.16% in 2001 to 6.84% in 2002. Yields on interest-bearing liabilities decreased from 4.18% in 2001 to 2.54% in 2002.

The provision for loan losses was $130,000 in 2002 compared to $129,841 in 2001. The Company continues to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income increased $115,006, or 48.89%, to $350,251 in 2002 from $235,245 in 2001. The increase is primarily attributable to increased service charges on deposit accounts. Service charges increased $49,499, or 37.76%, to $180,587 for the year ended December 31, 2002. The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts over the two years. Brokerage commissions also increased by $42,611 or 308.93% to $56,404 for the year ended December 31, 2002, when compared to 2001. Residential mortgage origination fees decreased $1,678, or 2.85%, to $57,152 for the year ended December 31, 2002. This decrease was due to a change in personnel during the year of mortgage origination processors.

Noninterest expense increased $177,926, or 11.91%, to $1,672,146 in 2002 from $1,494,220 in 2001. Noninterest expenses increased in all categories as a result of our continued growth. Other operating expenses increased $6,644 to $575,223 for the year ended December 31, 2002. Salaries and benefits increased $120,463, or 16.15%, to $866,307 in 2002 from $745,844 in 2001. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth. The Company's efficiency ratio was 83.52% in 2002 compared to 108.29% in 2001. The decrease is attributable to the increase in net interest income and noninterest income. The efficiency ratio is defined as noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

The net income was $125,968 in 2002 compared to a net loss of $154,830 in 2001. The net income reflects our continued growth, as average-earning assets increased from $24,481,000 for the year ended December 31, 2001 to $35,660,000 for the year ended December 31, 2002. Return on average assets during 2002 was 0.32% compared to (0.55)% during 2001, and return on average equity was 2.81% during 2002 compared to (3.44)% during 2001.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        Results of Operations (continued)

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

Noninterest income increased $127,422, or 118.18%, to $235,245 in 2001 from $107,823 in 2000. The increase was primarily attributable to increased service charges on deposit accounts. Service charges increased $84,240, or 179.82%, to $131,088 for the year ended December 31, 2001. The increase in service charges on deposit accounts was attributable to an overall increase in the number of deposit accounts over the two years. Residential mortgage origination fees increased $29,315, or 99.32%, to $58,830 for the year ended December 31, 2001. The decline in interest rates during 2001 resulted in more home mortgage refinancings.

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

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

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

Average Balances, Income and Expenses, and Rates

                                                                             2002                                  2001
                                                                             ----                                  ----
                                                               Average      Income/      Yield/       Average     Income/     Yield/
(Dollars in thousands)                                         Balance     Expense        Rate        Balance    Expense       Rate
                                                               -------     -------        ----        -------    -------       ----
Assets:
     Earning Assets:
         Loans (1) ....................................     $     30,787  $    2,333       7.58%    $   21,060  $    1,834     8.71%
         Securities, taxable (2) ......................            1,030          41       3.98            353          22     6.23
         Nonmarketable securities .....................              138           6       4.35            104           9     8.65
         Federal funds sold ...........................            3,705          60       1.62          2,964         133     4.49
                                                            ------------  ----------                ----------  ----------
              Total earning assets ....................           35,660       2,440       6.84         24,481       1,998     8.16
                                                            ------------  ----------                ----------  ----------
     Cash and due from banks ..........................            1,371                                 1,151
     Premises and equipment ...........................            2,100                                 1,868
     Other assets .....................................              785                                   728
     Allowance for loan losses ........................             (315)                                 (209)
                                                            ------------                            ----------
              Total assets ............................     $     39,601                            $   28,019
                                                            ============                            ==========
Liabilities:
     Interest-bearing liabilities:
         Interest-bearing transaction
           accounts ...................................     $      3,782          19       0.50%    $    3,010          34     1.13%
         Savings deposits .............................            7,652         135       1.76          5,169         162     3.13
         Time deposits ................................           19,109         621       3.25         11,597         640     5.52
         Other short-term borrowings ..................              503          13       2.58            626          17     2.72
                                                            ------------  ----------                ----------  ----------
              Total interest-bearing
                liabilities ...........................           31,046         788       2.54         20,402         853     4.18
                                                            ------------  ----------                ----------  ----------
     Demand deposits ..................................            3,818                                 2,793
     Accrued interest and other liabilities ...........              257                                   321
     Shareholders' equity .............................            4,480                                 4,503
                                                            ------------                            ----------
              Total liabilities and
                Shareholders' equity ..................     $     39,601                            $   28,019
                                                            ============                            ==========

Net interest spread ...................................                                    4.30%                               3.98%
Net interest income ...................................                   $    1,652                            $    1,145
                                                                          ==========                            ==========
Net interest margin ...................................                                    4.63%                               4.68%

(1)  The  effect  of  fees  collected  on  loans  is  not   significant  to  the
     computations. Nonaccrual loans are not included in average balances on loans. All loans and deposits are domestic.

(2) Average investment securities exclude the valuation allowance on securities available-for-sale.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

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

                                                                                           2002 compared to 2001
                                                                                       Due to increase (decrease) in
(Dollars in thousands)                                                 Volume (1)       Rate (1)         Volume/Rate         Total
                                                                       ----------       --------         -----------         -----
Interest income:
     Loans .................................................            $ 847             $(238)            $(110)            $ 499
     Securities, taxable ...................................               41                (8)              (15)               18
     Nonmarketable securities ..............................                6                (4)               (4)               (2)
     Federal funds sold and other ..........................               33               (85)              (21)              (73)
                                                                        -----             -----             -----             -----
         Total interest income .............................              927              (335)             (150)              442
                                                                        -----             -----             -----             -----
Interest expense:
     Interest-bearing deposits .............................              502              (353)             (210)              (61)
     Short-term borrowings .................................               (3)               (1)                -                (4)
                                                                        -----             -----             -----             -----
         Total interest expense ............................              499              (354)             (210)              (65)
                                                                        -----             -----             -----             -----
             Net interest income ...........................            $ 428             $  19             $  60             $ 507
                                                                        =====             =====             =====             =====


                                                                                          2001 compared to 2000
                                                                                      Due to increase (decrease) in
(Dollars in thousands)                                             Volume (1)        Rate (1)            Volume/Rate          Total
                                                                   ----------        --------            -----------          -----
Interest income:
     Loans .............................................           $ 1,085            $  (116)           $  (127)           $   842
     Securities, taxable ...............................                 1                 (1)                 -                  -
     Nonmarketable securities ..........................                (3)                 6                 (3)                 -
     Federal funds sold and other ......................               (83)               (74)                23               (134)
                                                                   -------            -------            -------            -------
         Total interest income .........................             1,000               (185)              (107)               708
                                                                   -------            -------            -------            -------
Interest expense:
     Interest-bearing deposits .........................               509               (110)              (104)               295
     Short-term borrowings .............................                 -                  -                 17                 17
                                                                   -------            -------            -------            -------
         Total interest expense ........................               509               (110)               (87)               312
                                                                   -------            -------            -------            -------
             Net interest income .......................           $   491            $   (75)           $   (20)           $   396
                                                                   =======            =======            =======            =======

(1) Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

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

The following table sets forth the Bank's interest rate sensitivity at December 31, 2002.

Interest Sensitivity Analysis

                                                                  After one   After Three                   Greater
                                                                  Through       Through                     Than One
December 31, 2002                                   Within One     Three         Twelve      Within one    Year or Non-
(Dollars in thousands)                                Month        Months        Months         Year         Sensitive       Total
                                                      -----        ------        ------         ----         ---------       -----
Assets
Interest-earning assets
     Loans ...................................     $ 10,070      $  2,011       $  2,348       $ 14,429       $ 20,804      $ 35,233
     Securities, taxable .....................            -             -              -              -          2,513         2,513
     Nonmarketable securities ................            -             -              -              -            138           138
     Federal funds sold ......................        3,051             -              -          3,051              -         3,051
                                                   --------      --------       --------       --------       --------      --------
              Total earning assets ...........       13,121         2,011          2,348         17,480         23,455        40,935
                                                   --------      --------       --------       --------       --------      --------

Liabilities
Interest-bearing liabilities:
     Interest-bearing deposits:
         Demand deposits .....................        4,567             -              -          4,567              -         4,567
         Savings deposits ....................        8,078             -              -          8,078              -         8,078
         Time deposits .......................           35         8,762         10,210         19,007          2,940        21,947
                                                   --------      --------       --------       --------       --------      --------
              Total interest-bearing
                liabilities ..................       12,680         8,762         10,210         31,652          2,940        34,592
                                                   --------      --------       --------       --------       --------      --------
Period gap ...................................     $    441      $(6,751)       $ (7,862)      $(14,172)      $ 20,515
                                                   ========      ========       ========       ========       ========
Cumulative gap ...............................     $    441      $(6,310)       $(14,172)      $(14,172)      $  6,343
                                                   ========      ========       ========       ========       ========
Ratio of cumulative gap to total
  earning assets .............................         1.08%      (15.41)%        (34.62)%       (34.62)%        15.50%

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

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                         Net Interest Income (continued)

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

The Company's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process of setting the allowance includes identification and analysis of inherent losses in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, chargeoffs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that chargeoffs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system. Although real estate mortgage loans comprise the largest category of total loans, the relative risk associated with these loans is considered lower than the risk associated with traditional commercial and consumer loans. Commercial and consumer loans are usually secured by collateral other than real estate and therefore carry a higher degree of risk.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

               Provision and Allowance for Loan Losses (continued)

The following table sets forth certain information with respect to the Company's allowance for loan losses and the composition of chargeoffs and recoveries for the years ended December 31, 2002, 2001 and 2000.

Allowance for Loan Losses
(Dollars in thousands)                                                                   2002              2001               2000
                                                                                         ----              ----               ----
Total loans outstanding at end of year .......................................          $35,233           $26,874           $15,157
                                                                                        =======           =======           =======
Average loans outstanding ....................................................          $30,787           $21,060           $10,052
                                                                                        =======           =======           =======
Balance of allowance for loan losses at beginning of year ....................          $   268           $   159           $    55
Loans charged off:
     Real estate - construction ..............................................                -                 -                 -
     Real estate - mortgage ..................................................                -                 -                 -
     Commercial and industrial ...............................................                -                 4                 -
     Consumer and other ......................................................               33                19                21
                                                                                        -------           -------           -------
         Total loan losses ...................................................               33                23                21
                                                                                        -------           -------           -------
Recoveries of previous loan losses:
     Real estate - construction ..............................................                -                 -                 -
     Real estate - mortgage ..................................................                -                 -                 -
     Commercial and industrial ...............................................                -                 -                 -
     Consumer and other ......................................................                4                 2                 6
                                                                                        -------           -------           -------
         Total recoveries ....................................................                4                 2                 6
                                                                                        -------           -------           -------
Net charge-offs ..............................................................               29                21                15
Provision for loan losses ....................................................              130               130               119
                                                                                        -------           -------           -------
Balance of allowance for loan losses at end of year ..........................              369               268               159
                                                                                        -------           -------           -------

Allowance for loan losses to year end loans ..................................             1.05%             1.00%             1.05%
Ratio of charge-offs to average loans ........................................             0.11%             0.10%             0.15%

                              Nonperforming Assets

Nonperforming Assets. There were loans totaling $27,229 in nonaccrual status at December 31, 2002. There were loans with principal balances of $9,314 in nonaccrual status at December 31, 2001. There were no loans past due ninety days or more and still accruing interest at December 31, 2002 or 2001. There were no restructured loans at December 31, 2002 or 2001.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or chargeoff of the principal balance of the loan which would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms and the amount of interest income on such loans that was included in net income, is immaterial.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                        Nonperforming Assets (continued)

Potential Problem Loans. Management has identified and maintains a list of potential problem loans. These are loans that are not included in impaired loans (nonaccrual or past due 90 days or more and still accruing). A loan is added to the potential problem loan list when management becomes aware of information about possible credit problems of borrowers that causes doubts about their ability to comply with the current loan repayment terms. At December 31, 2002, the Company had identified $690 in criticized loans and $24,123 in classified loans through its internal review mechanisms. At December 31, 2001, the Company had identified $13,817 in criticized loans and $8,695 in classified loans through its internal review mechanisms. This amount does not represent management's estimate of potential losses since a portion of such loans is secured by various types of collateral. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses.

                         Noninterest Income and Expense

Noninterest Income. Noninterest income for the year ended December 31, 2002 was $350,251, an increase of $115,006 from $235,245 for the year ended December 31, 2001. The increase is primarily due to an increase in income from service charges on deposit accounts which totaled $180,587 in 2002 as compared to $131,083 in 2001. In addition, income from our brokerage services increased from $13,793 for the year ended December 31, 2001 to $56,404 for the year ended December 31, 2002.

Noninterest income for the year ended December 31, 2001 was $235,245, an increase of $127,422 from $107,823 for the year ended December 31, 2000. The increase was primarily a result of an increase in service charges on deposit accounts from $46,848 for the year ended December 31, 2000 to $131,088 for the year ended December 31, 2001. Residential mortgage origination fees increased $29,315 or 99.32% from $29,515 in 2000 to $58,830 for the year ended December 31, 2001.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2002, 2001 and 2000.

(Dollars in thousands)                                                                  2002                2001                2000
                                                                                        ----                ----                ----
Service charges on deposit accounts ....................................                $180                $131                $ 47
Credit life insurance commissions ......................................                   7                   9                  14
Residential mortgage origination fees ..................................                  57                  59                  30
Brokerage commissions ..................................................                  57                  14                   -
Other income ...........................................................                  49                  22                  17
                                                                                        ----                ----                ----
     Total noninterest income ..........................................                $350                $235                $108
                                                                                        ====                ====                ====

Noninterest Expense. Noninterest expense increased $177,926 or 11.91% to $1,672,146 for the year ended December 31, 2002. Of this total, other operating expenses increased $6,644, or 1.17% to $575,223 in 2002 from $568,579 in 2001.
Salaries and employee benefits increased $120,463, or 16.15%, in 2002 from $745,844 in 2001. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth. Occupancy expense, including depreciation charges, increased $36,711, or 51.09% to $108,566 for the year ended December 31, 2002. Furniture and equipment expense increased from $107,942 in 2001 to $122,050 for the year ended December 31, 2002.

Noninterest expense increased $191,697 or 14.72% to $1,494,220 for the year ended December 31, 2001. Of this total, other operating expenses increased $76,889, or 15.64% to $568,579 in 2001 from $491,690 in 2000. The Company incurred $26,365 of legal expenses in 2001 associated with the formation of the holding company. Salaries and employee benefits increased $84,920, or 12.85%, in 2001 from $660,924 in 2000. This increase was attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth. Occupancy expense and furniture and equipment expense increased in 2001 as a result of the new corporate headquarters. Occupancy expense, including depreciation charges, increased $11,791, or 19.63% to $71,855 for the year ended December 31, 2001. Furniture and equipment expense increased from $89,845 in 2000 to $107,942 for the year ended December 31, 2001.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                   Noninterest Income and Expense (continued)

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2002, 2001 and 2000.

(Dollars in thousands)                                                               2002                2001                  2000
                                                                                     ----                ----                  ----
Salaries and employee benefits ......................................              $  866               $  746               $  661
Net occupancy and equipment expense .................................                 231                  180                  150
Advertising and public relations ....................................                  43                   36                   65
Office supplies, stationery, and printing ...........................                  43                   30                   36
Service bureau and related expense ..................................                 116                   99                   84
Professional fees and services ......................................                  77                   90                   51
Telephone expenses ..................................................                  29                   24                   19
Other ...............................................................                 267                  289                  237
                                                                                   ------               ------               ------
     Total noninterest expense ......................................              $1,672               $1,494               $1,303
                                                                                   ======               ======               ======
Efficiency ratio ....................................................               83.52%              108.29%              152.01%

                                 Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $30,787,000 in 2002 compared to $21,060,000 in 2001, an increase of $9,727,000 or 46.19%. At
December 31, 2002, total loans were $35,232,689 compared to $26,873,907 at December 31, 2001.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on all types of lending.

Composition of Loan Portfolio
December 31,                                                              2002                                   2001
                                                                          ----                                   ----
(Dollars in thousands)                                                               Percent                                Percent
                                                             Amount                  of Total          Amount               of Total
                                                             ------                  --------          ------               --------
Commercial and industrial ......................           $  3,474                     9.86%         $  3,634                13.52%
Real estate
     Construction ..............................              4,321                    12.26             2,231                 8.30
     Mortgage-residential ......................              9,154                    25.98             8,654                32.20
     Mortgage-nonresidential ...................             12,148                    34.48             7,356                27.37
Consumer .......................................              6,136                    17.42             4,998                18.60
Other ..........................................                  -                        -                 1                 0.01
                                                           --------                   ------          --------           ----------
     Total loans ...............................             35,233                   100.00%           28,874               100.00%
Allowance for loan losses ......................               (369)                                      (268)
                                                           --------                                   --------
     Net loans .................................           $ 34,864                                   $ 26,606
                                                           ========                                   ========

The largest component of the Company's loan portfolio is real estate mortgage loans. At December 31, 2002, real estate mortgage loans totaled $21,302,015 and represented 60.46% of the total loan portfolio, compared to $16,010,012 or 59.57% at December 31, 2001.

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

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                           Earning Assets (continued)

Residential   mortgage  loans  totaled  $9,153,687  at  December  31,  2002  and represented 25.98% of the total loan portfolio, compared to $8,653,796 at December 31, 2001. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $12,148,328 at December 31, 2002, compared to $7,356,216 at December 31, 2001. This represents an increase of $4,792,112 or 65.14% from the December 31, 2001 amount. The demand for residential and commercial real estate loans in the Hartsville market has remained stable. The Company has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

The Company's loan portfolio is also comprised heavily of consumer loans. Consumer and other loans increased $1,136,901 or 22.74%, to $6,135,606 at December 31, 2002 from $4,998,705 at December 31, 2001.

Commercial and industrial loans decreased $160,245 or 4.41%, to $3,474,108 at December 31, 2002 from $3,634,353 at December 31, 2001.

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

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2002.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                               Over One Year
December 31, 2002                              One Year or       Through         Over Five
(Dollars in thousands)                             Less         Five Years         Years            Total
                                            --------------    -------------     -------------    -------------
Commercial and industrial ..............    $          853    $       2,064     $         557    $       3,474
Real estate ............................             2,681           16,804             6,138           25,623
Consumer and other .....................               821            4,545               770            6,136
                                            --------------    -------------     -------------    -------------
                                            $        4,355    $      23,413     $       7,465    $      35,233
                                            ==============    =============     =============    =============

Loans maturing after one year with:
     Fixed interest rates ..............                                                         $      7,408
     Floating interest rates ...........                                                                23,470
                                                                                                 -------------
                                                                                                 $      30,878
                                                                                                 =============

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

Investment Securities. The investment securities portfolio is also a component of the Company's total earning assets. Total securities available-for-sale averaged $1,030,000 in 2002, compared to $353,000 in 2001. At December 31, 2002, total securities available-for-sale were $2,513,281. Other than nonmarketable equity securities, all securities were designated as available-for-sale and were recorded at their estimated fair value. Investment securities also include certain nonmarketable equity securities including Federal Home Loan Bank of Atlanta stock and Community Financial Services, Inc. stock. These securities are recorded at their original cost and totaled $137,553 at December 31, 2002.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                           Earning Assets (continued)

The   following   table   sets   forth   the  book   value  of  the   securities
available-for-sale held by the Company at December 31, 2002 and 2001.

Book Value of Securities

December 31,                                                  2002         2001
                                                              ----         ----
(Dollars in thousands)
U.S. government agencies and corporations ............       $2,500       $  349
                                                             ------       ------

     Total securities available-for-sale .............       $2,500       $  349
                                                             ======       ======

The following table sets forth the scheduled maturities and weighted average yields of securities available-for-sale held at December 31, 2002.

Investment Securities Maturity Distribution and Yields

                                                                                    After One But
December 31, 2002                                                                 Within Five Years                   Total
                                                                                  -----------------                   -----
(Dollars in thousands)                                                        Amount            Yield        Amount            Yield
                                                                              ------            -----        ------            -----
 U.S. government agencies and corporations ........................           $2,500            3.44%        $2,500            3.44%
                                                                              ------                         ------
     Total securities available for sale .........................            $2,500            3.44%        $2,500            3.44%
                                                                              ======                         ======

Other attributes of the securities  portfolio,  including yields and maturities,
are  discussed  above  in  "---Net  Interest  Income---   Interest   Sensitivity
Analysis."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $3,705,000 in 2002, compared to $2,964,000 in 2001. At December 31, 2002, short-term investments totaled $3,050,991. These funds are an important source of the Company's liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

                 Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $10,644,000, or 52.17% to $31,046,000 in 2002, from $20,402,000 in 2001. Average interest-bearing deposits increased $10,767,000, or 54.44%, to $30,543,000 in 2002, from $19,766,000 in
2001. These increases resulted from increases in all categories of interest-bearing liabilities, primarily as a result of the continued growth of the Company.

Deposits. Average total deposits increased $11,792,000, or 52.25%, to $34,361,000 in 2002, from $22,569,000 in 2001. At December 31, 2002, total deposits were $39,378,724, compared to $27,742,137 a year earlier, an increase of 41.95%.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

           Deposits and Other Interest-Bearing Liabilities (continued)

The following table sets forth the deposits of the Company by category at December 31, 2002 and 2001.

Deposits

December 31,                                                                      2002                            2001
                                                                                  ----                            ----
                                                                                         Percent of                       Percent of
(Dollars in thousands)                                                  Amount            Deposits        Amount           Deposits
                                                                        ------            --------        ------           --------
Demand deposit accounts ....................................           $ 4,788             12.16%        $ 3,412              12.30%
NOW accounts ...............................................             4,567             11.60           5,270              19.00
Money market accounts ......................................             7,327             18.60           4,758              17.15
Savings accounts ...........................................               751              1.91             491               1.77
Time deposits less than $100,000 ...........................            15,048             38.21           8,558              30.85
Time deposits of $100,000 or over ..........................             6,898             17.52           5,253              18.93
                                                                       -------            ------         -------             ------
     Total deposits ........................................           $39,379            100.00%        $27,742             100.00%
                                                                       =======                           =======

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $30,480,291 at December 31, 2002.

Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 89.47% at December 31, 2002, and 96.87% at December 31, 2001. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2002, is set forth in the following table:

Maturities of Time Deposits of $100,000 or More

                                                                                          After Six
                                                                        After Three        Through
                                                        Within Three    Through Six         Twelve       After Twelve
(Dollars in thousands)                                     Months          Months           Months            Months           Total
                                                           ------          ------           ------            ------           -----
Certificates of deposit
  of $100,000 or more .........................           $3,049           $2,148           $1,173           $  528           $6,898


Approximately 40.08% of the Company's time deposits of $100,000 or more had scheduled maturities within three months, and 66.89% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

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

Analysis of Capital and Capital Ratios

                                                                                                 The Bank             The Company
                                                                                                 --------             -----------
(Dollars in thousands)
Tier 1 capital ......................................................................          $ 4,569,910           $    4,575,467
Tier 2 capital ......................................................................              368,656                  368,656
     Total qualifying capital .......................................................          $ 4,938,566           $    4,944,123
                                                                                               ===========           ==============

Risk-adjusted total assets (including off-balance-sheet exposures) ..................          $36,584,579           $   36,594,812
                                                                                               ===========           ==============

Risk-based capital ratios:
     Tier 1 risk-based capital ratio ................................................                12.49%                   12.50%
     Total risk-based capital ratio .................................................                13.50%                   13.51%
     Tier 1 leverage ratio ..........................................................                10.49%                   10.50%

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

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Nevertheless, management believes that cash and cash equivalents in combination with deposit inflows and loan repayments are adequate to meet reasonably foreseeable demands for deposit withdrawals and the funding of new loans. The Company also has a line of credit available with Federal Home Loan Bank to borrow up to 10% of the Bank's total assets as of December 31, 2002, or $4,422,000. In addition, the Company has unused lines to purchase federal funds from unrelated banks totaling $2,650,000 at December 31, 2002.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                             Off-Balance Sheet Risk

Through its operations, the Bank was made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At December 31, 2002, the Bank had issued commitments to extend credit of $4,247,159 through various types of commercial lending arrangements. Approximately $3,451,314 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit at December 31, 2002.

                                                                 After One     After Three
                                                                  Through        Through                      Greater
                                                  Within One      Three          Twelve       Within One       Than
  (Dollars in thousands)                            Month         Months         Months          Year         One Year        Total
                                                    -----         ------         ------          ----         --------        -----
Unused commitments
  to extend credit .......................         $   15         $   22         $  501         $  538         $3,364         $4,247
                                                   ======         ======         ======         ======         ======         ======

The total amount of loan commitments does not necessarily represent future cash requirements because many of the commitments are expected to expire without being fully drawn. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

                    Accounting and Financial Reporting Issues

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2002 included in this Annual Report to Shareholders and as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                            REGIONAL BANKSHARES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                              Change of Accountants

Legislation and Securities Exchange Commission rules adopted in 2002 have significantly increased, and will continue to increase, the regulatory burdens on audit firms that audit the financial statements of companies that are subject to the reporting requirements of the Securities Exchange Act of 1934.
Consequently, many smaller audit firms are deciding to limit their audit practice to companies that are not subject to the 1934 Act. Tourville, Simpson & Caskey, L.L.P., which served as the Company's principal independent accountant since the Company's inception, is one such firm. Accordingly, effective January 2, 2003 Tourville, Simpson & Caskey resigned as the Company's principal independent public accountant. Elliott Davis, LLC was engaged by the Company on January 2, 2003 to audit the Company's financial statements for the year ended December 31, 2002, and has also been selected to audit the Company's financial statements for the year ending December 31, 2003.

Tourville, Simpson & Caskey, L.L.P.'s reports on the Company's financial statements for each of the years ended December 31, 2001 and 2000 neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Tourville, Simpson & Caskey, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Tourville, Simpson & Caskey, L.L.P.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in its reports.

Item 7.  Financial Statements.


Independent Auditors' Report
Consolidated Balance Sheets
Statements of Income
Statements of Changes in Shareholders'
    Equity and Comprehensive Income
Statements of Cash Flows
Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Regional Bankshares, Inc.
Hartsville, South Carolina


We have audited the accompanying consolidated balance sheet of Regional Bankshares, Inc. and its subsidiary as of December 31, 2002 and the related consolidated statement of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Regional Bankshares, Inc. as of December 31, 2001 and for each of the years in the two year period ended December 31, 2001, were audited by other auditors whose report dated January 31, 2002, expressed an unqualified opinion on those consolidated statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Regional Bankshares, Inc., as of December 31, 2002, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        s/Elliott Davis, LLC


Elliott Davis, LLC
Columbia, South Carolina
January 16, 2003

                            REGIONAL BANKSHARES, INC.

                           Consolidated Balance Sheets

                                                                                                            December 31,
                                                                                                            ------------
                                                                                                     2002                 2001
                                                                                                     ----                 ----
Assets:
     Cash and cash equivalents:
         Cash and due from banks .....................................................          $    808,282           $  1,350,004
         Federal funds sold ..........................................................             3,050,991              2,845,956
                                                                                                ------------           ------------
              Total cash and cash equivalents ........................................             3,859,273              4,195,960
                                                                                                ------------           ------------

     Investments securities:
         Securities available-for-sale ...............................................             2,513,281                353,672
         Nonmarketable equity securities .............................................               137,553                137,553
                                                                                                ------------           ------------
              Total investment securities ............................................             2,650,834                491,225
                                                                                                ------------           ------------

     Loans receivable ................................................................            35,232,689             26,873,907
         Less allowance for loan losses ..............................................              (368,656)              (268,446)
                                                                                                ------------           ------------
              Loans, net .............................................................            34,864,033             26,605,461
                                                                                                ------------           ------------

     Premises, furniture and equipment, net ..........................................             2,039,599              2,124,281
     Accrued interest receivable .....................................................               153,315                120,123
     Other assets ....................................................................               658,242                681,134
                                                                                                ------------           ------------
              Total assets ...........................................................          $ 44,225,296           $ 34,218,184
                                                                                                ============           ============

Liabilities:
     Deposits:
         Noninterest-bearing transaction accounts ....................................          $  4,787,870           $  3,411,614
         Interest-bearing transaction accounts .......................................             4,566,531              5,269,616
         Savings .....................................................................             8,077,824              5,250,268
         Time deposits $100,000 and over .............................................             6,898,433              5,253,053
         Other time deposits .........................................................            15,048,066              8,557,586
                                                                                                ------------           ------------
              Total deposits .........................................................            39,378,724             27,742,137
                                                                                                ------------           ------------

     Advances from Federal Home Loan Bank ............................................                     -              1,750,000
     Accrued interest payable ........................................................               209,496                253,696
     Other liabilities ...............................................................                53,242                 20,112
                                                                                                ------------           ------------
              Total liabilities ......................................................            39,641,462             29,765,945
                                                                                                ------------           ------------

Commitments and Contingencies (Notes 10 and 17)

Shareholders' equity:
     Preferred stock, $1.00 par value, 1,000,000 shares authorized,
       none issued ...................................................................                     -                      -
     Common stock, $1.00 par value, 10,000,000 shares authorized;
       563,670 shares issued and outstanding .........................................               563,670                563,670
     Capital surplus .................................................................             5,003,871              5,003,871
     Retained deficit ................................................................              (992,074)            (1,118,042)
     Accumulated other comprehensive income ..........................................                 8,367                  2,740
                                                                                                ------------           ------------
              Total shareholders' equity .............................................             4,583,834              4,452,239
                                                                                                ------------           ------------

              Total liabilities and shareholders' equity .............................          $ 44,225,296           $ 34,218,184
                                                                                                ============           ============

The accompanying notes are an integral part of the consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                        Consolidated Statements of Income


                                                                                               Year ended December 31,
                                                                                               -----------------------
                                                                                    2002               2001                 2000
                                                                                    ----               ----                 ----
Interest income:
     Loans, including fees ...........................................         $ 2,332,757         $ 1,834,066          $   991,752
     Investment securities:
         Taxable .....................................................              40,773              22,299               22,110
         Nonmarketable equity securities .............................               6,410               8,176                8,907
     Federal funds sold ..............................................              59,649             133,228              267,120
                                                                               -----------         -----------          -----------
              Total ..................................................           2,439,589           1,997,769            1,289,889
                                                                               -----------         -----------          -----------

Interest expense:
     Time deposits $100,000 and over .................................             221,922             232,289              134,967
     Other deposits ..................................................             552,800             604,271              405,859
     Advances from Federal Home Loan Bank ............................              12,988              12,438                    -
     Short-term borrowings ...........................................                   -               4,195                    -
                                                                               -----------         -----------          -----------
              Total ..................................................             787,710             853,193              540,826
                                                                               -----------         -----------          -----------

Net interest income ..................................................           1,651,879           1,144,576              749,063

Provision for loan losses ............................................             130,000             129,841              118,884
                                                                               -----------         -----------          -----------

Net interest income after provision for loan losses ..................           1,521,879           1,014,735              630,179
                                                                               -----------         -----------          -----------

Noninterest income:
     Service charges on deposit accounts .............................             180,587             131,088               46,848
     Credit life insurance commissions ...............................               6,838               9,458               14,270
     Residential mortgage origination fees ...........................              57,152              58,830               29,515
     Brokerage commissions ...........................................              56,404              13,793                    -
     Other ...........................................................              49,270              22,076               17,190
                                                                               -----------         -----------          -----------
         Total .......................................................             350,251             235,245              107,823
                                                                               -----------         -----------          -----------

Noninterest expenses:
     Salaries and employee benefits ..................................             866,307             745,844              660,924
     Net occupancy ...................................................             108,566              71,855               60,064
     Furniture and equipment .........................................             122,050             107,942               89,845
     Other operating .................................................             575,223             568,579              491,690
                                                                               -----------         -----------          -----------
         Total .......................................................           1,672,146           1,494,220            1,302,523
                                                                               -----------         -----------          -----------

Income (loss) before income taxes ....................................             199,984            (244,240)            (564,521)

Income tax provision (benefit) .......................................              74,016             (89,410)            (209,154)
                                                                               -----------         -----------          -----------

Net income (loss) ....................................................         $   125,968         $  (154,830)         $  (355,367)
                                                                               ===========         ===========          ===========

Earnings (loss) per share
Basic earnings (loss) per share ......................................         $      0.22         $     (0.28)         $     (0.63)
                                                                               ===========         ===========          ===========
Diluted earnings (loss) per share ....................................         $      0.20         $     (0.28)         $     (0.63)
                                                                               ===========         ===========          ===========



The accompanying notes are an integral part of the consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

               Consolidated Statements of Changes in Shareholders'
                         Equity and Comprehensive Income
              for the years ended December 31, 2002, 2001, and 2000


                                                                                                         Accumulated
                                                   Common stock                                             other
                                                   ------------            Capital         Retained      comprehensive
                                              Shares          Amount       surplus          deficit      income (loss)        Total
                                              ------          ------       -------          -------      -------------        -----
Balance,
  December 31, 1999 ..................        560,270     $   560,270     $ 4,973,271    $  (607,845)    $      (603)   $ 4,925,093
                                                                                                                        -----------

Net loss .............................                                                      (355,367)                      (355,367)

Other comprehensive income,
  net of tax expense of $539 .........                                                                           994            994
                                                                                                                        -----------

Comprehensive loss ...................                                                                                     (354,373)
                                          -----------     -----------     -----------    -----------     -----------    -----------

Balance,
  December 31, 2000 ..................        560,270         560,270       4,973,271       (963,212)            391      4,570,720
                                                                                                                        -----------

Net loss .............................                                                      (154,830)                      (154,830)

Other comprehensive income,
  net of tax expense of $1,380 .......                                                                         2,349          2,349
                                                                                                                        -----------

Comprehensive loss ...................                                                                                     (152,481)

Exercise of stock warrants ...........          3,400           3,400          30,600                                        34,000
                                          -----------     -----------     -----------    -----------     -----------    -----------

Balance,
  December 31, 2001 ..................        563,670         563,670       5,003,871     (1,118,042)          2,740      4,452,239
                                                                                                                        -----------

Net income ...........................                                                       125,968                        125,968

Other comprehensive income,
  net of tax expense of $3,305 .......                                                                         5,627          5,627
                                                                                                                        -----------

Comprehensive income .................                                                                                      131,595
                                          -----------     -----------     -----------    -----------     -----------    -----------

Balance,
  December 31, 2002 ..................        563,670     $   563,670     $ 5,003,871    $  (992,074)    $     8,367    $ 4,583,834
                                          ===========     ===========     ===========    ===========     ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                      Consolidated Statements of Cash Flows


                                                                                                  Year ended December 31,
                                                                                                  -----------------------
                                                                                     2002                 2001               2000
                                                                                     ----                 ----               ----
Cash flows from operating activities:
Net income (loss) ......................................................       $    125,968        $   (154,830)       $   (355,367)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activites:
     Provision for loan losses .........................................            130,000             129,841             118,884
     Depreciation and amortization expense .............................            139,550             115,494              75,789
     Discount accretion and premium
       amortization on securities ......................................               (677)             (3,234)             (3,045)
     Deferred income tax provision (benefit) ...........................             71,650             (89,410)           (209,154)
     Increase in accrued interest receivable ...........................            (33,192)            (30,583)            (60,967)
     Increase (decrease) in accrued interest payable ...................            (44,200)              8,583             212,913
     Increase in other assets ..........................................            (52,063)            (32,829)            (17,347)
     (Decrease) increase in other liabilities ..........................             33,130              (3,893)             (1,602)
                                                                               ------------        ------------        ------------
         Net cash provided (used) by operating activities ..............            370,166             (60,861)           (239,896)
                                                                               ------------        ------------        ------------

Cash flows from investing activities:
     Purchases of securities available-for-sale ........................         (3,000,000)                  -                   -
     Calls and maturities of securities available-for-sale .............            850,000                   -                   -
     Purchases of nonmarketable equity securities ......................                  -             (67,100)            (70,453)
     Sale of nonmarketable equity securities ...........................                  -             168,150                   -
     Net increase in loans receivable ..................................         (8,388,572)        (11,736,941)         (9,635,385)
     Purchase of premises, furniture and equipment .....................            (54,868)         (1,187,834)           (520,511)
                                                                               ------------        ------------        ------------
         Net cash used by investing activities .........................        (10,593,440)        (12,823,725)        (10,226,349)
                                                                               ------------        ------------        ------------

Cash flows from financing activities:
     Net increase in demand deposits, interest-bearing
       transaction accounts and savings accounts .......................          3,500,727           5,489,045           4,809,774
     Net increase in certificates of deposit and
       other time deposits .............................................          8,135,860           3,788,873           7,311,079
     Advances from Federal Home Loan Bank ..............................                  -           1,750,000                   -
     Repayments of advances from Federal Home Loan Bank ................         (1,750,000)                  -                   -
     Proceeds from exercise of stock warrants ..........................                  -              34,000                   -
                                                                               ------------        ------------        ------------
         Net cash provided by financing activites ......................          9,886,587          11,061,918          12,120,853
                                                                               ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents ...................           (336,687)         (1,822,668)          1,654,608

Cash and cash equivalents, beginning of year ...........................          4,195,960           6,018,628           4,364,020
                                                                               ------------        ------------        ------------

Cash and cash equivalents, end of year .................................       $  3,859,273        $  4,195,960        $  6,018,628
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

Management's Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Significant Group Concentrations of Credit Risk - Most of the Company's activities are with customers located within Darlington County in South Carolina. The types of securities in which the Company invests are discussed in
Note 3. The types of lending in which the Company  engages are discussed in Note
4. The Company does not have any significant concentrations of loans or deposits to or from any one industry or customer.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company's investment in the stock of Federal Home Loan Bank and Community Financial Services, Inc. The stocks have no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2002 and 2001, the Bank's investment in Federal Home Loan Bank stock was $87,500. At December 31, 2002, and 2001 investment in Community Financial Services, Inc. was $50,053. Dividends received on these stocks are included as a separate component of interest income.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans receivable - Loans receivable are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2002, management has determined that no impairment of loans existed.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current and future economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 7 years and buildings of 40 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

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

Retirement Plan - The Company has a SIMPLE retirement plan covering substantially all employees. Under the plan, participants are permitted to make discretionary contributions up to $7,000. The Company can match employee contributions by contributing up to 3% of each employee's annual compensation up to a maximum of $3,000. The Company matched contributions in 2002, 2001, and 2000 and charges to earnings were $11,922, $13,743, and $15,411, respectively.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation - The Company has a stock-based employee compensation plan and stock warrants (both herein referred to as "Option Plans") which are further described in Notes 11 and 12. The Company accounts for the option plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all warrants and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to the Option Plans.

                                                                                            Year ended December 31,
                                                                                            -----------------------
                                                                              2002                    2001                2000
                                                                              ----                    ----                ----

Net income (loss), as reported ................................         $       125,968         $     (154,830)       $    (355,367)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ..................                  70,312                103,835              103,835
                                                                        ---------------         --------------          -----------

Pro forma net income (loss) ...................................         $        55,656         $     (258,665)       $    (459,202)
                                                                        ===============         ==============          ===========

Earnings (loss) per share:
  Basic - as reported .........................................         $          0.22         $        (0.28)         $     (0.63)
                                                                        ===============         ==============          ===========
  Basic - pro forma ...........................................         $          0.10         $        (0.46)         $     (0.82)
                                                                        ===============         ==============          ===========

  Diluted - as reported .......................................         $          0.20         $        (0.28)         $     (0.63)
                                                                        ===============         ==============          ===========
  Diluted - pro forma .........................................         $          0.09         $        (0.46)         $     (0.82)
                                                                        ===============         ==============          ===========

Earnings (Loss) Per Share - Basic earnings (loss) per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued using the treasury stock method.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

                                                                                                Year ended December 31,
                                                                                                -----------------------
                                                                                      2002               2001                 2000
                                                                                      ----               ----                 ----
Unrealized gains on available-for-sale securities ......................            $ 8,932             $ 3,729             $ 1,533

Reclassification adjustment for gains realized in
  net income ...........................................................                  -                   -                   -
                                                                                    -------             -------             -------

Net unrealized gains on securities .....................................              8,932               3,729               1,533

Tax effect .............................................................             (3,305)             (1,380)               (539)
                                                                                    -------             -------             -------

Net-of-tax amount ......................................................            $ 5,627             $ 2,349             $   994
                                                                                    =======             =======             =======

Statements of Cash Flows - For purposes of reporting cash flows in the consolidated financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $831,910, $844,610, and $327,913 for the years ended December 31, 2002, 2001, and 2000, respectively.

There were no income tax payments during the years ended December 31, 2002, 2001, and 2000.

Changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet consolidated financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements - In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, Business Combinations. This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications - Certain captions and amounts in the 2001 and 2000 financial statements were reclassified to conform with the 2002 presentation.


NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances to cover all cash letter transactions. At December 31, 2002, the requirement was met by the cash balance in an account with the Bankers Bank and by the line available for federal funds.


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                                                                          Gross Unrealized
                                                                 Amortized                ----------------                Estimated
                                                                    Cost             Gains              Losses            Fair Value
                                                                    ----             -----              ------            ----------
December 31, 2002
U.S. government agencies and corporations ..............        $2,500,000        $   13,281         $           -        $2,513,281
                                                                ==========        ==========        ==============        ==========

December 31, 2001
U.S. government agencies and corporations ..............        $  349,323        $    4,349         $           -        $  353,672
                                                                ==========        ==========        ==============        ==========

There were no sales of securities in 2002 or 2001.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES (continued)

The following is a summary of maturities of securities available-for-sale as of December 31, 2002. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                            Securities
                                                         Available-for-sale
                                                         ------------------
                                                    Amortized        Estimated
                                                       Cost          Fair Value
                                                       ----          ----------

Due after one year
  but within five years ..................         $2,500,000         $2,513,281
                                                   ==========         ==========

At December 31, 2002 and 2001, securities with amortized costs of $150,000 and $149,573 and estimated fair values of $151,641 and $152,672, respectively, were pledged to secure public deposits.


NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

                                                           December 31,
                                                           ------------
                                                       2002             2001
                                                       ----             ----
Real estate - construction ...............        $ 4,320,960        $ 2,230,837
Real estate - mortgage ...................         21,302,015         16,010,012
Commercial and industrial ................          3,474,108          3,634,353
Consumer and other .......................          6,135,606          4,998,705
                                                  -----------        -----------

     Total gross loans ...................        $35,232,689        $26,873,907
                                                  ===========        ===========

Transactions in the allowance for loan losses are summarized below:

                                                   Year ended December 31,
                                                   -----------------------
                                             2002           2001          2000
                                             ----           ----          ----
Balance, beginning of year ...........    $ 268,446     $ 159,000     $  54,629
Provision charged to operations ......      130,000       129,841       118,884
Recoveries on loans
  previously charged-off .............        3,125         2,800         6,506
Loans charged-off ....................      (32,915)      (23,195)      (21,019)
                                          ---------     ---------     ---------

         Balance, end of year ........    $ 368,656     $ 268,446     $ 159,000
                                          =========     =========     =========

At December 31, 2002 and 2001, the Bank had loans in nonaccrual status totaling $27,229 and $9,314, respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2002 and 2001.

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Darlington County and surrounding areas.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

                                                              December 31,
                                                              ------------
                                                         2002             2001
                                                         ----             ----
Land and land improvements .......................   $   380,891    $   368,166
Building .........................................     1,328,844      1,328,844
Furniture and equipment ..........................       695,111        653,076
                                                     -----------    -----------
         Total ...................................     2,404,846      2,350,086
Less, accumulated depreciation ...................      (365,247)      (225,805)
                                                     -----------    -----------

         Premises, furniture and equipment, net ..   $ 2,039,599    $ 2,124,281
                                                     ===========    ===========

The  Bank  capitalized   approximately  $16,576  in  interest  relating  to  the
construction of the new corporate headquarters during 2001.


NOTE 6 - DEPOSITS

At December 31, 2002, the scheduled maturities of certificates of deposit were as follows:

Maturing In                                                              Amount
                                                                         ------
2003 ...........................................................     $19,427,283
2004 ...........................................................       2,404,564
2005 ...........................................................          50,556
2006 and thereafter ............................................          64,096
                                                                     -----------
        Total ..................................................     $21,946,499
                                                                     ===========


NOTE 7 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

                                                      Year ended December 31,
                                                      -----------------------
                                                    2002       2001       2000
                                                    ----       ----       ----
Professional fees .............................   $ 77,072   $ 90,438   $ 51,074
Telephone .....................................     29,384     24,442     19,405
Office supplies, stationery, and printing .....     42,634     29,685     35,682
Service bureau and related ....................    115,887     99,010     83,728
Advertising and public relations ..............     43,432     35,993     64,746
ATM related expenses ..........................     38,877     32,303     18,898
Other .........................................    227,937    256,708    218,157
                                                  --------   --------   --------

         Total ................................   $575,223   $568,579   $491,690
                                                  ========   ========   ========

NOTE 8 - INCOME TAXES

Income tax expense (benefit) is summarized as follows:

                                                                                               Year ended December 31,
                                                                                               -----------------------
                                                                                     2002                2001               2000
                                                                                     ----                ----               ----
Currently payable:
     Federal ...........................................................      $           -       $           -       $           -
     State .............................................................              5,671                   -                   -
                                                                                  ---------           ---------           ---------
         Total current .................................................              5,671                   -                   -
                                                                                  ---------           ---------           ---------
Change in deferred income taxes:
     Federal ...........................................................             (3,813)            (77,299)           (184,232)
     State .............................................................             75,463             (10,731)            (24,383)
                                                                                  ---------           ---------           ---------
         Total deferred ................................................             71,650             (88,030)           (208,615)
                                                                                  ---------           ---------           ---------

Income tax expense (benefit) ...........................................          $  77,321           $ (88,030)          $(208,615)
                                                                                  =========           =========           =========

Income tax expense (benefit) is allocated as follows:
     To continuing operations ..........................................          $  74,016           $ (89,410)          $(209,154)
     To shareholders' equity ...........................................              3,305               1,380                 539
                                                                                  ---------           ---------           ---------

         Income tax expense (benefit) ..................................          $  77,321           $ (88,030)          $(208,615)
                                                                                  =========           =========           =========

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                     2002                    2001
                                                                                                     ----                    ----
Deferred tax assets:
     Allowance for loan losses .....................................................              $ 119,318               $  98,482
     Contributions carryforward ....................................................                  1,369                   1,550
     Net operating loss carryforward ...............................................                378,050                 501,545
     Organization costs ............................................................                 39,876                  71,454
     Other .........................................................................                  1,300                     577
                                                                                                  ---------               ---------
         Total gross deferred tax assets ...........................................                539,913                 673,608
     Less, valuation allowance .....................................................                (45,168)                (45,171)
                                                                                                  ---------               ---------
         Total net deferred tax assets .............................................                494,745                 628,437
                                                                                                  ---------               ---------

Deferred tax liabilities:
     Unrealized gain on securities available-for-sale ..............................                  4,914                   1,609
     Accumulated depreciation ......................................................                 25,474                  16,334
                                                                                                  ---------               ---------
         Total deferred tax liabilities ............................................                 30,388                  17,943
                                                                                                  ---------               ---------

         Net deferred tax asset ....................................................              $ 464,357               $ 610,494
                                                                                                  =========               =========

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2002, management has determined that it is more likely than not that $494,745 of the total deferred tax asset will be realized, and accordingly, has established a valuation allowance of $45,168.

The Company has a net operating loss for income tax purposes of $417,926 as of December 31, 2002. This net operating loss expires in the year 2022.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 8 - INCOME TAXES (continued)

Reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

                                                                                              Year ended December 31,
                                                                                              -----------------------
                                                                                     2002               2001                 2000
                                                                                     ----               ----                 ----
Tax expense at statutory rate ..........................................          $  67,995           $ (83,041)          $(191,937)
State income tax, net of federal income tax benefit ....................              9,002             (10,735)            (25,062)
Change in the deferred tax asset valuation allowance ...................                  3               2,427               4,726
Other, net .............................................................             (2,984)              1,939               3,119
                                                                                  ---------           ---------           ---------
     Total .............................................................          $  74,016           $ (89,410)          $(209,154)
                                                                                  =========           =========           =========


NOTE 9 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2002 and 2001, the Company had related party loans totaling $3,067,951 and $2,412,585, respectively. During 2002, advances on related party loans totaled $1,506,486 and repayments were $851,120.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2002, management, after consultation with legal counsel, is not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.


NOTE 11 - STOCK COMPENSATION PLAN

On May 10, 2001, the shareholders approved the Regional Bankshares, Inc. "2001 Stock Option Plan" (the Plan). The Plan provides for grants of "Incentive Stock Options," within the meaning of section 422 of the Internal Revenue Code and "Non-qualified Stock Options" that do not so qualify. The Plan provides for the issuance of up to 50,000 shares of the Company's common stock to officers and key employees. Options may be granted for a term of up to ten years from the effective date of grant. Options become exercisable ratably over three years after being granted. The Board of Directors will determine the per-share exercise price, but for incentive stock options the price will not be less than 100% of the fair value of a share of common stock on the date the option is granted. As of December 31, 2002, the Company had 33,000 options available for grant. The following table summarizes the stock option plan:

                                                              2002
                                                              ----
                                                                    Weighted-
                                                                     Average
                                                      Shares      Exercise Price
                                                      ------      --------------
Outstanding at beginning of year ..................          -
Granted ...........................................     17,000        $13.00
Exercised .........................................          -
Cancelled .........................................          -
                                                        ------
Outstanding at end of year ........................     17,000         13.00
                                                        ======

At December 31, 2002, no options were exercisable. The weighted average remaining life and exercise price for both exercisable and non exercisable options was 9.25 years and $13 per option, respectively.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements


NOTE 12 - STOCK WARRANTS

In accordance with the provision of the Company's initial public stock sale, each of the twelve organizers received 5,000 stock warrants which gives them the right to purchase 5,000 shares of the Company's common stock at a price of $10.00 per share. The warrants vested equally over a three-year period beginning June 15, 2000 and expire on June 15, 2010 or ninety days after the warrant holder ceases to serve as a member of the Board of Directors.

A summary of the status of the Company's stock warrants and changes during the year is presented below:

                                                               December 31,
                                                               ------------
                                                           2002           2001
                                                           ----           ----
Outstanding at beginning of year .................         56,600         60,000
Granted ..........................................              -              -
Exercised ........................................              -          3,400
Cancelled ........................................          5,000              -
                                                           ------         ------

Outstanding at end of year .......................         51,600         56,600
                                                           ======         ======

At December 31, 2002, all of the warrants were exercisable.


NOTE 13 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.

Basic and diluted earnings per share are computed below:

                                                                                             Year ended December 31,
                                                                                             -----------------------
                                                                                  2002                  2001                2000
                                                                                  ----                  ----                ----
Basic earnings (loss) per share computation:

Net income available to common shareholders .......................            $ 125,968            $(154,830)            $(355,367)
                                                                               =========            =========             =========

Average common shares outstanding - basic .........................              563,670              560,652               560,270
                                                                               =========            =========             =========

Basic net income (loss) per share .................................            $    0.22            $   (0.28)            $   (0.63)
                                                                               =========            =========             =========

Diluted earnings (loss) per share computation:

Net income available to common shareholders .......................            $ 125,968            $(154,830)            $(355,367)
                                                                               =========            =========             =========

Average common shares outstanding - basic .........................              563,670              560,652               560,270

Incremental shares from assumed conversions:
     Stock options and warrants ...................................               65,923                    -                     -
                                                                               ---------            ---------             ---------

Average common shares outstanding - diluted .......................              629,593              560,652               560,270
                                                                               ---------            ---------             ---------

Diluted earnings (loss) per share .................................            $    0.20            $   (0.28)            $   (0.63)
                                                                               =========            =========             =========

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 14 - REGULATORY MATTERS

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

As of December 31, 2002, the most recent notification from the Bank's primary regulator categorized it as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

                                                                                                                   To Be Well-
                                                                                                                Capitalized Under
                                                                                           For Capital          Prompt Corrective
                                                                      Actual            Adequacy Purposes       Action Provisions
                                                                      ------            -----------------       -----------------
                                                               Amount        Ratio     Amount        Ratio     Amount         Ratio
                                                               ------        -----     ------        -----     ------         -----

December 31, 2002
     Total capital (to risk-weighted assets) ..........     $4,938,566       13.50%  $2,966,766       8.00%  $3,658,458       10.00%
     Tier 1 capital (to risk-weighted assets) .........      4,569,910       12.49    1,463,383       4.00    2,195,075        6.00
     Tier 1 capital (to average assets) ...............      4,569,910       10.49    1,743,292       4.00    2,179,116        5.00

December 31, 2001
     Total capital (to risk-weighted assets) ..........     $4,703,962       16.23%  $2,318,659       8.00%  $2,898,324       10.00%
     Tier 1 capital (to risk-weighted assets) .........      4,435,516       15.30    1,159,330       4.00    1,738,995        6.00
     Tier 1 capital (to average assets) ...............      4,435,516       13.49    1,315,669       4.00    1,644,586        5.00

The Federal Reserve has similar requirements for bank holding companies. The Company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 15 - UNUSED LINES OF CREDIT

As of December 31, 2002, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $2,650,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which totaled $4,422,000 as of December 31, 2002. As of December 31, 2002, the Bank had no borrowings on this line.


NOTE 16 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank's dividends to Regional Bankshares, Inc. are payable only from the undivided profits of the Bank. At December 31, 2002, the Bank had negative undivided profits. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.


NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The  following   table   summarizes  the  Bank's   off-balance-sheet   financial
instruments whose contract amounts represent credit risk:

                                                            December 31,
                                                            ------------
                                                        2002             2001
                                                        ----             ----
Commitments to extend credit ...............        $4,247,166        $4,084,418
Standby letters of credit ..................           100,000           100,000

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

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

Loans receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying values and estimated fair values of the Company's financial instruments as are as follows:

                                                                                          December 31,
                                                                                          ------------
                                                                              2002                                2001
                                                                              ----                                ----
                                                                  Carrying           Estimated         Carrying           Estimated
Financial Assets:                                                  Amount           Fair Value          Amount            Fair Value
                                                                   ------           ----------          ------            ----------
     Cash and due from banks ...........................        $   808,282        $   808,282        $ 1,350,004        $ 1,350,004
     Federal funds sold ................................          3,050,991          3,050,991          2,845,956          2,845,956
     Securities available-for-sale .....................          2,513,281          2,513,281            353,672            353,672
     Nonmarketable equity securities ...................            137,553            137,553            137,553            137,553
     Loans receivable ..................................         35,232,689         35,160,533         26,873,907         27,114,724
     Accrued interest receivable .......................            153,315            153,315            120,123            120,123

Financial Liabilities:
     Demand deposit, interest-bearing
       Transaction, and savings accounts ...............         17,432,225         17,432,225         13,931,498         13,931,498
     Certificates of deposit and
       other time deposits .............................         21,946,499         21,989,752         13,810,639         13,831,192
     Advances from Federal Home Loan Bank ..............                  -                  -          1,750,000          1,750,000
     Accrued interest payable ..........................            209,496            209,496            253,696            253,696

                                                                  Notional          Estimated           Notional         Estimated
                                                                   Amount           Fair Value           Amount          Fair Value
                                                                   ------           ----------           ------          ----------
Off-Balance Sheet Financial Instruments:
     Commitments to extend credit ......................         $4,247,166         $4,247,166         $4,084,418         $4,084,418
     Letters of credit .................................            100,000            100,000            100,000            100,000

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 19 - REGIONAL BANKSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Regional Bankshares, Inc. (Parent Company Only).

                            Condensed Balance Sheets

                                                                                                            December 31,
                                                                                                            ------------
                                                                                                 2002                        2001
                                                                                                 ----                        ----
Assets
     Cash ..................................................................                  $    3,691                  $    3,750
     Investment in banking subsidiary ......................................                   4,569,910                   4,438,256
     Other assets ..........................................................                      10,233                      10,233
                                                                                              ----------                  ----------
         Total assets ......................................................                  $4,583,834                  $4,452,239
                                                                                              ==========                  ==========

Shareholders' equity .......................................................                  $4,583,834                  $4,452,239
                                                                                              ==========                  ==========



                         Condensed Statements of Income

                                                                                                       Year ended December 31,
                                                                                                       -----------------------
                                                                                                       2002                2001
                                                                                                       ----                ----
Income .................................................................................       $            -         $           -

Expenses
     Other expenses ....................................................................                   59                30,250
                                                                                                    ---------             ---------

Loss before income taxes and equity in
  undistributed earnings of banking subsidiary .........................................                  (59)              (30,250)

Income tax benefit .....................................................................                    -               (10,233)
Equity in undistributed earnings (losses) of banking subsidiary ........................              126,027              (134,813)
                                                                                                    ---------             ---------

Net income (loss) ......................................................................            $ 125,968             $(154,830)
                                                                                                    =========             =========

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 19 - REGIONAL BANKSHARES, INC. (PARENT COMPANY ONLY) (continued)

                       Condensed Statements of Cash Flows


                                                                                                         Year ended December 31,
                                                                                                         -----------------------
                                                                                                       2002                  2001
                                                                                                       ----                  ----
Cash flows from operating activities:
     Net income (loss) .....................................................................          $ 125,968           $(154,830)
     Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
         Equity in undistributed (earnings) losses of banking subsidiary ...................           (126,027)            134,813
         Increase in other assets ..........................................................                  -             (10,233)
                                                                                                      ---------           ---------
         Net cash used by operating activities .............................................                (59)            (30,250)
                                                                                                      ---------           ---------

Cash flows from financing activities:
     Proceeds from borrowings ..............................................................                  -              35,000
     Repayment of borrowings ...............................................................                  -             (35,000)
     Exercise of stock warrants ............................................................                  -              34,000
                                                                                                      ---------           ---------
         Net cash provided by financing activities .........................................                  -              34,000
                                                                                                      ---------           ---------

Increase (decrease) in cash ................................................................                (59)              3,750

Cash and cash equivalents, beginning of year ...............................................              3,750                   -
                                                                                                      ---------           ---------

Cash and cash equivalents, end of year .....................................................          $   3,691           $   3,750
                                                                                                      =========           =========

Cash paid during the year for:
     Interest ..............................................................................     $            -           $   3,553
                                                                                                      =========           =========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)(1)(i)-(iv)(A) - Tourville, Simpson and Caskey, LLP (TSC), which served as the principal independent accountant for the Registrant since May 1999, resigned from such position effective January 2, 2003. TSC's report on the financial statements of the Company for each of the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's three most recent fiscal years ended December 31, 2002 and the subsequent interim period through January 2, 2003, there were no disagreements between the Company and TSC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TSC, would have caused it to make reference to the subject matter of the disagreements in connection with its report. A letter from TSC is attached as Exhibit 16.1 to this Report.

     The disclosures required by Item 304 (a) (1) (iv) (B) - (E) of Regulation S-B are not applicable.

(2) Elliott Davis, LLC certified public accountants was engaged by the Registrant on January 2, 2003, to audit the financial statements for the year ending December 31, 2002. The Registrant did not consult Elliott Davis regarding any of the matters set forth in Item 304 (a) (2) (i) or (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the Company's 2003 Annual Stockholders Meeting (the "Proxy Statement"), is incorporated herein by reference.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" and "2001 Stock Option Plan" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2002 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation             17,000                       $13.00                       33,000
plans approved by
security holders

Equity compensation             51,600                       $10.00                          -0-
plans not approved
by security holders

Total

Director Warrants

         In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 5,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for the warrants is $10 per share and they may be exercised over a ten-year period. The right to exercise the warrants vested with respect to one-third of the warrants on each of June 15, 2000, June 15, 2001, and June 15, 2002, for each organizer who had served continuously as a director from the Bank's formation until the vesting date. Assuming all of the warrants issued to the organizers are exercised and that the Company issues no further common stock, the organizers would own an aggregate of 244,150 shares, or 40%, of the Company's outstanding common stock.

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Amended Form 8-K, filed February 5, 2003).

21             Subsidiaries of the Registrant

(b) Reports on Form 8-K. The Company filed an amended Report on Form 8-K on February 5, 2003 pursuant to Item 4 thereof relating to change of the Company's accountants. See Part II, Item 8 above.

Item 14.  Controls and Procedures.

(a) Based on his evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

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


                                 REGIONAL BANKSHARES, INC.

March 26, 2003                   By: s/Curtis A. Tyner, Sr.
                                    --------------------------------------------
                                     Curtis A. Tyner, Sr.
                                     President, Chief Executive Officer and
                                        Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.


                  Signature                                         Title                               Date
                  ---------                                         -----                               ----



----------------------------                         Chairman of the Board of Directors            March __, 2003
Gosnold G. Segars, Jr.

s/Curtis A. Tyner, Sr.
----------------------------                      President, Chief Executive Officer, Chief        March 26, 2003
Curtis A. Tyner, Sr.                              Financial Officer and Director (Principal
                                                 Executive Officer and Principal Accounting
                                                                  Officer)

s/Francine P. Bachman
----------------------------                                      Director                         March 27, 2003
Francine P. Bachman


----------------------------                                      Director                         March __, 2003
T. James Bell, Jr.

s/Peter C. Coggeshall, Jr.
----------------------------                                      Director                         March 27, 2003
Peter C. Coggeshall, Jr.


----------------------------                                      Director                         March __, 2003
Franklin Hines


----------------------------                                      Director                         March __, 2003
J. Richard Jones

s/Woodward H. Morgan, III
----------------------------                                      Director                         March 26, 2003
Woodward H. Morgan, III

s/Randolph G. Rogers
----------------------------                                      Director                         March 28, 2003
Randolph G. Rogers

s/Howard W. Tucker, Jr.
----------------------------                                      Director                         March 27, 2003
Howard W. Tucker, Jr.


----------------------------                                      Director                         March __, 2003
Patricia M. West

                                 CERTIFICATIONS

I, Curtis A. Tyner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Regional Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26,2003                     s/Curtis A. Tyner
                                        ----------------------------------------
                                        Curtis A. Tyner,
                                        President, Chief Executive Officer
                                        and Chief Financial Officer


* Pursuant to the instructions to the Certifications, this certification is in the exact form specified by Form 10-KSB. For purposes of items 4, 5 and 6, however, please note that there are no "other certifying officers" because Mr. Tyner is both Chief Financial Officer and Chief Executive Officer of registrant.

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Form 8-K, filed February 5, 2003).

21             Subsidiaries of the Registrant