Form 10QSB
period 2003-03-31
REGIONAL BANKSHARES INC
filed 2003-05-14
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

    [X]
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

        563,670 shares of common stock, $1.00 par value on April 30, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANKSHARES, INC.



                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2003 and 2002.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2003 and 2002.............................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002.............6

         Notes to Condensed Consolidated Financial Statements...................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation..............................................9-15

Item 3. Controls and Procedures...............................................................................16-17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................18

         (a) Exhibits............................................................................................18

         (b) Reports on Form 8-K.................................................................................18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            REGIONAL BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                                    March 31,           December 31,
                                                                                                       2003                 2002
                                                                                                       ----                 ----
Assets:                                                                                            (Unaudited)
                                                                                                   -----------
Cash and cash equivalents:
  Cash and due from banks ................................................................        $  2,089,591         $    808,282
  Federal funds sold .....................................................................           4,270,241            3,050,991
                                                                                                  ------------         ------------
    Total cash and cash equivalents ......................................................           6,359,832            3,859,273
                                                                                                  ------------         ------------

Securities available-for-sale ............................................................           1,506,930            2,513,281
Nonmarketable equity securities ..........................................................             164,853              137,553
                                                                                                  ------------         ------------
    Total investment securities ..........................................................           1,671,783            2,650,834
                                                                                                  ------------         ------------

Loans receivable .........................................................................          38,157,733           35,232,689
Less allowance for loan losses ...........................................................            (395,466)            (368,656)
                                                                                                  ------------         ------------
    Loans, net ...........................................................................          37,762,267           34,864,033
                                                                                                  ------------         ------------

Accrued interest receivable ..............................................................             163,955              153,315
Premises and equipment, net ..............................................................           2,018,946            2,039,599
Other assets .............................................................................             642,529              658,242
                                                                                                  ------------         ------------
    Total assets .........................................................................        $ 48,619,312         $ 44,225,296
                                                                                                  ============         ============

Liabilities:
Deposits:
  Noninterest-bearing ....................................................................        $  5,636,431         $  4,787,870
  Interest-bearing .......................................................................           5,373,265            4,566,531
  Savings ................................................................................           8,958,709            8,077,824
  Time deposits $100,000 and over ........................................................           7,500,960            6,898,433
  Other time deposits ....................................................................          16,308,983           15,048,066
                                                                                                  ------------         ------------
    Total deposits .......................................................................          43,778,348           39,378,724
                                                                                                  ------------         ------------

Accrued interest payable .................................................................             159,464              209,496
Other liabilities ........................................................................              62,217               53,242
                                                                                                  ------------         ------------
    Total liabilities ....................................................................          44,000,029           39,641,462
                                                                                                  ------------         ------------

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued .............                   -                    -
  Common stock, $1.00 par value; 10,000,000 shares authorized,
      563,670 shares issued and outstanding ..............................................             563,670              563,670
  Capital surplus ........................................................................           5,003,871            5,003,871
  Retained earnings ......................................................................            (952,624)            (992,074)
  Accumulated other comprehensive income .................................................               4,366                8,367
                                                                                                  ------------         ------------
    Total shareholders' equity ...........................................................           4,619,283            4,583,834
                                                                                                  ------------         ------------

    Total liabilities and shareholders' equity ...........................................        $ 48,619,312         $ 44,225,296
                                                                                                  ============         ============




            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                            Three Months Ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                        2003                  2002
                                                                                                        ----                  ----
Interest income:
  Loans, including fees ..............................................................               $606,678               $519,004
  Investment Securities:
    Taxable ..........................................................................                 19,622                  3,813
    Nonmarketable equity securities ..................................................                  1,840                  1,191
    Federal funds sold ...............................................................                  6,134                 14,200
                                                                                                     --------               --------
    Total ............................................................................                634,274                535,870
                                                                                                     --------               --------

Interest expense:
  Time deposits $100,000 and over ....................................................                 46,926                 57,513
  Other deposits .....................................................................                126,485                123,983
  Other interest expense .............................................................                    924                  8,637
                                                                                                     --------               --------
    Total ............................................................................                174,335                190,133
                                                                                                     --------               --------

Net interest income ..................................................................                459,939                345,737
Provision for loan losses ............................................................                 27,000                 30,000
                                                                                                     --------               --------
Net interest income after provision for loan losses ..................................                432,939                315,737
                                                                                                     --------               --------

Noninterest income:
  Service charges on deposit accounts ................................................                 49,961                 36,440
  Residential mortgage origination fees ..............................................                 17,181                 12,578
  Brokerage fee commissions ..........................................................                 18,991                 34,527
  Credit life insurance commissions ..................................................                    723                  1,213
  Other income .......................................................................                 20,972                 18,667
                                                                                                     --------               --------
    Total ............................................................................                107,828                103,425
                                                                                                     --------               --------

Noninterest expense:
  Salaries and employee benefits .....................................................                261,652                220,608
  Net occupancy expense ..............................................................                 28,148                 23,810
  Furniture and fixture expense ......................................................                 28,456                 26,759
  Other operating expenses ...........................................................                159,892                134,581
                                                                                                     --------               --------
    Total ............................................................................                478,148                405,758
                                                                                                     --------               --------

Income before income taxes ...........................................................                 62,619                 13,405
Income tax expense ...................................................................                 23,169                  4,978
                                                                                                     --------               --------

Net income ...........................................................................               $ 39,450               $  8,427
                                                                                                     ========               ========

Earnings per share
Average shares outstanding ...........................................................                563,670                563,670
Net income ...........................................................................               $   0.07               $   0.01


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

               Condensed Consolidated Statements of Shareholders'
                         Equity and Comprehensive Income
               for the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                                         Accumulated
                                               Common Stock                              Retained           Other
                                               ------------                Capital       Earnings       Comprehensive
                                           Shares          Amount          Surplus       (Deficit)          Income         Total
                                           ------          ------          -------       ---------          ------         -----

Balance,
 December 31, 2001 ..............         563,670      $   563,670      $ 5,003,871     $(1,118,042)     $     2,740     $4,452,239

Net income
 for the period .................                                                             8,427                           8,427

Other
 comprehensive
 income, net of
 benefit of $525 ................                                                                             (1,019)        (1,019)
                                                                                                                         -----------

Comprehensive
 Income .........................                                                                                             7,408
                                      -----------      -----------      -----------     -----------      -----------     -----------

Balance,
 March 31, 2002 .................         563,670      $   563,670      $ 5,003,871     $(1,109,615)     $     1,721     $4,459,647
                                      ===========      ===========      ===========     ===========      ===========     ===========

Balance,
 December 31, 2002 ..............         563,670      $   563,670      $ 5,003,871     $  (992,074)     $     8,367     $4,583,834

Net income for
 the period .....................                                                            39,450                          39,450

Other
 comprehensive
 income, net of
 benefit of $2,350 ..............                                                                             (4,001)        (4,001)
                                                                                                                         -----------

Comprehensive
 Income .........................                                                                                            35,449
                                      -----------      -----------      -----------     -----------      -----------     -----------

Balance,
 March 31, 2003 .................         563,670      $   563,670      $ 5,003,871     $  (952,624)     $     4,366     $4,619,283
                                      ===========      ===========      ===========     ===========      ===========     ===========



            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                       2003                 2002
                                                                                                       ----                 ----
Cash flows from operating activities:
  Net income .........................................................................           $    39,450            $     8,427
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization ....................................................                32,209                 33,376
    Provision for loan losses ........................................................                27,000                 30,000
    Accretion and premium amortization ...............................................                     -                   (423)
    Deferred income tax provision ....................................................                16,681                  4,977
    Increase in interest receivable ..................................................               (10,640)               (13,429)
    Decrease in interest payable .....................................................               (50,032)               (59,493)
    Decrease in other assets .........................................................                 1,382                 10,271
    Increase in other liabilities ....................................................                 8,975                 17,787
                                                                                                 -----------            -----------
      Net cash provided by operating activities ......................................                65,025                 31,493
                                                                                                 -----------            -----------

Cash flows from investing activities:
  Purchase of nonmarketable equity securities ........................................               (27,300)                     -
  Calls and maturities of securities available-for-sale ..............................             1,000,000                200,000
  Net increase in loans made to customers ............................................            (2,925,234)            (2,384,323)
  Purchases of premises and equipment ................................................               (11,556)               (29,831)
                                                                                                 -----------            -----------
    Net cash used by investing activities ............................................            (1,964,090)            (2,214,154)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             2,536,180              1,155,912
  Net increase in certificates of deposit and other time deposits ....................             1,863,444              4,113,103
  Advances from Federal Home Loan Bank ...............................................             1,000,000                      -
  Repayment of advances from Federal Home Loan Bank ..................................            (1,000,000)                     -
                                                                                                 -----------            -----------
    Net cash provided by financing activities ........................................             4,399,624              5,269,015
                                                                                                 -----------            -----------

Net increase in cash and cash equivalents ............................................             2,500,559              3,086,354

Cash and cash equivalents, beginning .................................................             3,859,273              4,195,960
                                                                                                 -----------            -----------

Cash and cash equivalents, ending ....................................................           $ 6,359,832            $ 7,282,314
                                                                                                 ===========            ===========

Cash paid during the period for:
 Income taxes ........................................................................           $     5,671            $         -
 Interest ............................................................................           $   228,849            $   249,626


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - STOCK-BASED COMPENSATION - Our stock-based employee compensation plan and stock warrants are accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all warrants and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and earnings (loss) per share if the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied to the Option Plans.
                                                    Three months ended March 31,
                                                    ----------------------------
                                                          2003             2002
                                                          ----             ----
Net income, as reported ........................   $     39,450      $    8,427
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...         (6,131)        (28,728)
                                                   ------------      ----------

Pro forma net income (loss) ....................   $     33,319      $  (20,301)
                                                   ============      ==========

Earnings (loss) per share:
  Basic - as reported ..........................   $       0.07      $     0.01
                                                   ============      ==========
  Basic - pro forma ............................   $       0.06      $    (0.04)
                                                   ============      ==========

  Diluted - as reported ........................   $       0.07      $     0.01
                                                   ============      ==========
  Diluted - pro forma ..........................   $       0.06      $    (0.03)
                                                   ============      ==========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2003 and 2002 are as follows:

(Dollars in thousands, except per share)                                                 Three Months Ended March 31, 2003
                                                                                         ---------------------------------
                                                                                    Income                Shares         Per Share
                                                                                 (Numerator)           (Denominator)       Amount
                                                                                 -----------           -------------       ------
Basic earnings per share
Income available to common shareholders ............................               $39,450               563,670            $0.07
                                                                                                                            =====
Effect of dilutive securities
Stock options ......................................................                     -                17,772
                                                                                   -------                ------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions ...........................................               $39,450               581,442            $0.08
                                                                                   =======               =======            =====

(Dollars in thousands, except per share)                                                 Three Months Ended March 31, 2002
                                                                                         ---------------------------------
                                                                                    Income                Shares         Per Share
                                                                                 (Numerator)           (Denominator)       Amount
                                                                                 -----------           -------------       ------
Basic earnings per share
Income available to common shareholders ............................               $ 8,427               563,670            $0.01
                                                                                                                            =====
Effect of dilutive securities
Stock options ......................................................                     -                17,722
                                                                                   -------                ------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions ...........................................               $ 8,427               581,392            $0.01
                                                                                   =======               =======            =====

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2003 and 2002:

                                                                                            Pre-tax        (Expense)      Net-of-tax
                                                                                            Amount          Benefit         Amount
                                                                                            ------          -------         ------
 For the Three Months Ended March 31, 2003:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ...................         $(6,351)         $ 2,350         $(4,001)
   Plus: reclassification adjustment for (gains) losses
      realized in net income .....................................................               -                -               -
                                                                                           -------          -------         -------
Net unrealized (gains) losses on securities ......................................         $(6,351)         $ 2,350         $(4,001)
                                                                                           -------          -------         -------

Other comprehensive income .......................................................         $(6,351)         $ 2,350         $(4,001)
                                                                                           =======          =======         =======


                                                                                            Pre-tax        (Expense)      Net-of-tax
                                                                                            Amount          Benefit         Amount
                                                                                            ------          -------         ------
 For the Three Months Ended March 31, 2002:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ...................         $(1,544)         $   525         $(1,019)
   Plus: reclassification adjustment for (gains) losses
      realized in net income .....................................................               -                -               -
                                                                                           -------          -------         -------
Net unrealized (gains) losses on securities ......................................          (1,544)             525          (1,019)
                                                                                           -------          -------         -------

Other comprehensive income .......................................................         $(1,544)         $   525         $(1,019)
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

                            REGIONAL BANKSHARES, INC.


Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2003 compared to December 31, 2002, and the results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2002. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.


Results of Operations

Net Interest Income

For the three months ended March 31, 2003, net interest income increased $114,202, or 33.03%, to $459,939 as compared to $345,737 for the same period in 2002. Interest income from loans, including fees increased $87,674, or 16.89%, from the three months ended March 31, 2002 to the comparable period in 2003 as we continue to experience growth in our loan portfolio. Interest expense for the three months ended March 31, 2003 was $174,335 as compared to $190,133 for the same period in 2002. Although interest bearing accounts increased for the period ended March 31, 2003, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period ended March 31, 2002, resulting in a decrease in interest expense. The net interest margin realized on earning assets increased from 4.39% for the three months ended March 31, 2002 to 4.52% for the same period in 2003. The interest rate spread decreased by 38 basis points from 4.13% at March 31, 2002 to 4.51% at March 31, 2003.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2003, the provision charged to expense was $27,000, as compared to $30,000 for the same period in 2002. The allowance for loan losses represents 1.04% of gross loans at March 31, 2003 and 1.01% at March 31, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the three months ended March 31, 2003 was $107,828, an increase of $4,403 from $103,425 during the comparable period in 2002. The largest component of noninterest income was service charges on deposit accounts, which totaled $49,961 for the three months ended March 31, 2003, as compared to $36,440 for the three months ended March 31, 2002. Income from residential mortgage origination fees increased $4,603, to $17,181, or 36.60% from the three months ended March 31, 2002.


Noninterest Expense

Total noninterest expense for the three months ended March 31, 2003 was $478,148, which was 17.84% higher than the $405,758 amount for the three months ended March 31, 2002. The largest category, salaries and employee benefits, increased from $220,608 for the three months ended March 31, 2002 to $261,652 for the three months ended March 31, 2003. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank. Net occupancy expense increased $4,338, or 18.22% to $28,148 for the three months ended March 31, 2003 when compared to the same period in 2002.


Income Taxes

Income tax expense for the three months ended March 31, 2003 was $23,169 as compared to an income tax expense of $4,978 for the same period in 2002. The effective tax rate was 37% for the three months ended March 31, 2003 and 2002.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2003 of $39,450 as compared to net income of $8,427 for the same period in 2002. Net income before taxes of $62,619 was partially offset by the income tax expense of $23,169. Net income before taxes for the same period in 2002 was $13,405, which was partially offset by the income tax expense of $4,978.

Financial Condition

Assets and Liabilities

During the first three months of 2003, total assets increased $4,394,016, or 9.94%, when compared to December 31, 2002. Total loans increased $2,925,044, or 8.30% during the first three months of 2003. Total deposits also increased $4,399,624, or 11.17%, from the December 31, 2002 amount of $39,378,724. Federal funds sold increased $1,219,250 from December 31, 2002 to $4,270,241 at March 31, 2003 as funds generated from deposit growth were placed in overnight federal funds until needed to fund loans. Within the deposit area, other time deposits increased $1,260,917, or 8.38%, during the first three months of 2003. Savings deposits increased $880,885, or 10.90%, during the first three months of 2003.


Investment Securities

Investment securities decreased from $2,650,834 at December 31, 2002 to $1,671,783 at March 31, 2003. The decrease was primarily due to the call of two of the Bank's securities. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2003.

                            REGIONAL BANKSHARES, INC.

Loans

We continued our trend of loan growth during the first three months of 2003. Net loans increased $2,898,234, or 8.31%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 16.44%, or $3,502,296, from December 31, 2002 to March 31, 2003. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                     March 31,      December 31,
                                                       2003             2002
                                                       ----             ----
 Real estate - construction ...............       $ 3,337,417        $ 4,320,960
Real estate - mortgage ...................         24,804,311         21,302,015
Commercial and industrial ................          4,448,879          3,474,108
Consumer and other .......................          5,567,126          6,135,606
                                                  -----------        -----------
                                                  $38,157,733        $35,232,689
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:
                                                         March 31,  December 31,
                                                           2003        2002
                                                           ----        ----
Loans: Nonaccrual loans ..............................   $20,468      $24,118

Accruing loans more than 90 days past due ............   $ 5,055      $     -

Loans identified by the internal review mechanism:

   Criticized ........................................   $22,542      $17,549
   Classified ........................................   $ 8,264      $ 8,264

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

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                       Three months ended
                                                                                                           March 31,
                                                                                                           ---------
                                                                                                  2003                      2002
                                                                                                  ----                      ----
Balance, January 1, ..............................................................           $    368,656             $    268,446
Provision for loan losses for the period .........................................                 27,000                   30,000
Net loans (charged-off) recovered for the period .................................                   (190)                  (4,290)
                                                                                             ------------             ------------

Balance, end of period ...........................................................           $    395,466             $    294,156
                                                                                             ============             ============

Gross loans outstanding, end of period ...........................................           $ 38,157,733             $ 29,253,940

Allowance for loan losses to loans outstanding, end of period ....................                   1.04%                    1.01%

                            REGIONAL BANKSHARES, INC.

Deposits

At March 31, 2003, total deposits had increased by $4,399,624, or 11.17%, from December 31, 2002. The largest increase was in other time deposits, which increased $1,260,917, or 8.38%, from December 31, 2002 to March 31, 2003.
Expressed in percentages, noninterest-bearing deposits increased 17.72% and interest-bearing deposits increased 17.67%. These increases resulted from increases in all categories of interest-bearing liabilities, a result of our continued growth.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                      March 31,     December 31,
                                                       2003             2002
                                                       ----             ----
Noninterest-bearing demand deposits ..........      $ 5,636,431      $ 4,787,870
Interest-bearing demand deposits .............        5,373,265        4,566,531
Savings deposits .............................        8,958,709        8,077,824
Time deposits $100,000 and over ..............        7,500,960        6,898,433
Other time deposits ..........................       16,308,983       15,048,066
                                                    -----------      -----------

                                                    $43,778,348      $39,378,724
                                                    ===========      ===========

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 87.16% at March 31, 2003 and 89.47% at December 31, 2002.

Securities available-for-sale, which totaled $1,506,930 at March 31, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2003, unused lines of credit totaled $2,650,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $4,862,000 as of March 31, 2003. As of March 31, 2003 we had no borrowings on this line.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2003, the Bank had issued commitments to extend credit of $4,573,553 and no standby letters of credit. Approximately $955,337 of these commitments to extend credit had variable rates.

                            REGIONAL BANKSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2003.

                                                                   After One   After Three
                                                                    Through       Through                    Greater
                                                     Within One      Three        Twelve       Within One      Than
                                                       Month        Months        Months          Year       One Year        Total
                                                       -----        ------        ------          ----       --------        -----
Unused commitments to extend credit ............    $       95    $  158,409    $  591,000    $  749,504    $3,824,049    $4,573,553
Standby letters of credit ......................             -             -             -             -             -             -
                                                    ----------    ----------    ----------    ----------    ----------    ----------

Totals .........................................    $       95    $  158,409    $  591,000    $  749,504    $3,824,049    $4,573,553
                                                    ==========    ==========    ==========    ==========    ==========    ==========

Based on historical experience, many of the commitments will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Bank's need for funds in the periods shown.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2002 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased from $4,583,834 at December 31, 2002 to $4,619,283 at March 31, 2003. The increase is due to net income for the period of $39,450. The increase was offset partially by a negative change of $4,001 in the fair value of securities available-for-sale.

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

                            REGIONAL BANKSHARES, INC.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2003, as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at March 31, 2003:

Shareholders' equity .......................................        $ 4,600,993
 Less: intangibles .........................................                  -
                                                                    -----------
 Tier 1 capital ............................................          4,600,993
                                                                    -----------

 Plus: allowance for loan losses (1) .......................            395,466
                                                                    -----------
 Total capital .............................................        $ 4,996,459
                                                                    ===========

 Risk-weighted assets ......................................        $39,363,434
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ................              11.69%
   Total capital (to risk-weighted assets) .................              12.69%
   Tier 1capital (to total average assets) .................              10.25%

 (1) limited to 1.25% of risk-weighted assets


Item 3. Controls and Procedures

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

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

                            REGIONAL BANKSHARES, INC.


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits    None

(b) Reports on Form 8-K. The following report was filed on Form 8-K during the quarter ended March 31, 2003.

     The Company filed a Form 8-K on January 7, 2003 regarding the resignation of Tourville, Simpson, and Caskey, LLP as the company's certifying accountant and the engagement of Elliott Davis, LLC, certified public accountants, to audit the company's financial statements for the year ending December 31, 2002.

                            REGIONAL BANKSHARES, INC.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 2003                          /s/CURTIS A. TYNER
      -------------                          -----------------------------------
                                             Curtis A. Tyner
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                            REGIONAL BANKSHARES, INC.


                                  CERTIFICATION

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

Date:  May  13, 2003                        /s/ CURTIS A. TYNER
       --------------                       ---------------------------
                                            Curtis A. Tyner
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

*Pursuant to the instruction to the Certifications is in the exact form specified by Form 10-QSB. For purposes of items 4, 5 and 6, however, please note that there are no "other certifying officers" because Mr. Tyner is both Chief Financial Officer and Chief Executive Officer of the registrant.