Form 10QSB
period 2003-06-30
REGIONAL BANKSHARES INC
filed 2003-08-13
CIK 1135513

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                        Commission File Number 000-32493

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

       565,770 shares of common stock, $1.00 par value as of June 30, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANKSHARES, INC.

                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002......................................3

         Condensed Consolidated Statements of Income - Six months ended June 30, 2003 and 2002 and Three months ended June 30, 2003 and 2002..................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2003 and 2002........................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002........................6

         Notes to Condensed Consolidated Financial Statements..........................................................7-10

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................11-16

Item 3. Controls and Procedures..........................................................................................17

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..............................................................18

Item 6. Exhibits and Reports on Form 8-K.................................................................................18

         (a) Exhibits....................................................................................................18

         (b) Reports on Form 8-K.........................................................................................18

                                                 REGIONAL BANKSHARES, INC.
                                           Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

                                                                                                    June 30,            December 31,
                                                                                                      2003                 2002
                                                                                                      ----                 ----
                                                                                                  (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $  2,241,802           $    808,282
     Federal funds sold ..............................................................             2,517,654              3,050,991
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             4,759,456              3,859,273
                                                                                                ------------           ------------

   Securities available-for-sale .....................................................             2,040,779              2,513,281
   Nonmarketable equity securities ...................................................               164,853                137,553
                                                                                                ------------           ------------
       Total investment securities ...................................................             2,205,632              2,650,834
                                                                                                ------------           ------------

Loans receivable .....................................................................            41,360,963             35,232,689
Less allowance for loan losses .......................................................              (418,973)              (368,656)
                                                                                                ------------           ------------
       Loans, net ....................................................................            40,941,990             34,864,033
Accrued interest receivable ..........................................................               154,443                153,315
Premises and equipment, net ..........................................................             2,538,924              2,039,599
Other assets .........................................................................               614,432                658,242
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 51,214,877           $ 44,225,296
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing ...............................................................          $  5,820,496           $  4,787,870
   Interest-bearing ..................................................................             4,915,122              4,566,531
   Savings ...........................................................................            10,589,605              8,077,824
   Time deposits $100,000 and over ...................................................             7,944,984              6,898,433
   Other time deposits ...............................................................            17,049,596             15,048,066
                                                                                                ------------           ------------
       Total deposits ................................................................            46,319,803             39,378,724
                                                                                                ------------           ------------
Accrued interest payable .............................................................               147,406                209,496
Other liabilities ....................................................................                73,876                 53,242
                                                                                                ------------           ------------
       Total liabilities .............................................................            46,541,085             39,641,462
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     565,770 and 563,670 shares issued and outstanding at
     June 30, 2003 and December 31, 2002, respectively ...............................               565,770                563,670
   Capital surplus ...................................................................             5,022,771              5,003,871
   Retained earnings (deficit) .......................................................              (928,782)              (992,074)
   Accumulated other comprehensive income ............................................                14,033                  8,367
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             4,673,792              4,583,834
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 51,214,877           $ 44,225,296
                                                                                                ============           ============


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                        Six Months Ended                    Three Months Ended
                                                                            June 30,                              June 30,
                                                                            --------                              --------
                                                                    2003              2002                2003               2002
                                                                    ----              ----                ----               ----
Interest income:
   Loans, including fees ...............................         $1,251,844         $1,074,092         $  645,166         $  553,440
   Investment securities
     Taxable ...........................................             36,815              9,962             17,193              6,149
     Nonmarketable equity securities ...................              3,712              2,732              1,872              1,541
     Federal funds sold ................................             16,629             33,165             10,495             18,965
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          1,309,000          1,119,951            674,726            580,095
                                                                 ----------         ----------         ----------         ----------
Interest expense:
   Time deposits $100,000 and over .....................             94,485            115,585             47,559             58,072
   Other deposits ......................................            263,389            262,068            136,904            138,085
   Other interest expense ..............................              1,611             12,988                687              4,351
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            359,485            390,641            185,150            200,508
                                                                 ----------         ----------         ----------         ----------
Net interest income ....................................            949,515            729,310            489,576            379,587
Provision for loan losses ..............................             52,000             60,000             25,000             30,000
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
   loan losses .........................................            897,515            669,310            464,576            349,587
Other income:
   Service charges on deposit accounts .................            102,738             76,274             52,777             40,048
   Residential mortgage origination fees ...............             52,401             31,705             35,221             19,127
   Brokerage fee commissions ...........................             58,706             49,152             39,715             14,625
   Credit life insurance commissions ...................              1,201              4,302                478              3,089
   Other income ........................................             33,137             21,300             12,165              6,404
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            248,183            182,733            140,356             83,293
                                                                 ----------         ----------         ----------         ----------
Other expense:
   Salaries and employee benefits ......................            579,513            432,830            317,861            212,222
   Net occupancy expense ...............................             61,842             50,631             33,695             26,821
   Furniture and fixture expense .......................             68,486             58,416             40,032             30,538
   Other operating expenses ............................            335,393            281,011            175,499            147,549
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          1,045,234            822,888            567,087            417,130
                                                                 ----------         ----------         ----------         ----------
Income before income taxes .............................            100,464             29,155             37,845             15,750
Income tax expense .....................................             37,172             10,809             14,003              5,831
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $   63,292         $   18,346         $   23,842         $    9,919
                                                                 ==========         ==========         ==========         ==========
Earnings per share
Averages shares outstanding ............................            564,227            563,670            564,778            563,670
Net income .............................................         $     0.11         $     0.03         $     0.04         $     0.02


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                                           Accumulated
                                                     Common Stock                           Retained          Other
                                                     ------------            Capital        Earnings      Comprehensive
                                                 Shares        Amount        Surplus        (Deficit)         Income        Total
                                                 ------        ------        -------        ---------         ------        -----
Balance,
   December 31, 2001 ....................        563,670    $   594,270    $ 4,973,271    $(1,118,042)    $     2,740    $ 4,452,239

Net income
   for the period .......................                                                      18,346                         18,346

Other  comprehensive income,
   net of tax of $2,413 .................                                                                       4,685          4,685
                                                                                                                         -----------

Comprehensive income ....................                                                                                     23,031
                                                --------    -----------    -----------    -----------     -----------    -----------
Balance,
   June 30, 2002 ........................        563,670    $   594,270    $ 4,973,271    $(1,099,696)    $     7,425    $ 4,475,270
                                                ========    ===========    ===========    ===========     ===========    ===========

Balance,
   December 31, 2002 ....................        563,670    $   563,670    $ 5,003,871    $  (992,074)    $     8,367    $ 4,583,834

Net income
   for the period .......................                                                      63,292                         63,292

Other comprehensive income,
   net of tax of $3,328 .................                                                                       5,666          5,666
                                                                                                                         -----------

Comprehensive
   income ...............................                                                                                     68,958
                                                                                                                         -----------

Warrants exercised
   at $10.00 per share ..................          2,100          2,100         18,900                                        21,000
                                                --------    -----------    -----------    -----------     -----------    -----------

Balance,
   June 30, 2003 ........................        565,770    $   565,770    $ 5,022,771    $  (928,782)    $    14,033    $ 4,673,792
                                                ========    ===========    ===========    ===========     ===========    ===========


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                      2003                   2002
                                                                                                      ----                   ----
Cash flows from operating activities:
   Net income ........................................................................           $    63,292            $    18,346
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization .................................................                68,771                 63,856
       Provision for possible loan losses ............................................                52,000                 60,000
       Accretion and premium amortization ............................................                   781                   (480)
       Deferred income tax provision .................................................                26,690                 10,808
       Increase in interest receivable ...............................................                (1,128)               (20,647)
       Increase (decrease) in interest payable .......................................               (62,090)               (22,408)
       Decrease (increase) in other assets ...........................................                13,792                 12,886
       Increase in other liabilities .................................................                20,634                 24,285
       Increase in gain (loss) on sale/paydown of securities .........................                   174                      -
                                                                                                 -----------            -----------
         Net cash provided by operating activities ...................................               182,916                146,646
                                                                                                 -----------            -----------
Cash flows from investing activities:
   Purchases of securities available-for-sale ........................................            (2,026,094)            (1,000,000)
   Maturities of securities available-for-sale .......................................             2,506,635                350,000
   Purchase of nonmarketable equity securities .......................................               (27,300)                     -
   Net increase in loans made to customers ...........................................            (6,129,957)            (3,135,628)
   Purchases of premises and equipment ...............................................              (568,096)               (42,084)
                                                                                                 -----------            -----------
         Net cash used by investing activities .......................................            (6,244,812)            (3,827,712)
                                                                                                 -----------            -----------
Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             3,892,998              1,077,312
   Net increase in certificates of deposit and other time deposits ...................             3,048,081              5,112,005
   Repayments of Federal Home Loan Bank advances .....................................                     -             (1,750,000)
   Proceeds from exercise of warrants ................................................                21,000                      -
                                                                                                 -----------            -----------
         Net cash provided by financing activities ...................................             6,962,079              4,439,317
                                                                                                 -----------            -----------
Net increase in cash and cash equivalents ............................................               900,183                758,251
Cash and cash equivalents, beginning .................................................             3,859,273              4,195,960
                                                                                                 -----------            -----------
Cash and cash equivalents, ending ....................................................           $ 4,759,456            $ 4,954,211
                                                                                                 ===========            ===========

Cash paid during the period for:
   Income taxes ......................................................................           $     2,850          $           -
   Interest ..........................................................................           $   421,575            $   413,049



            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                                                                                                    Six Months Ended June 30,
                                                                                                    -------------------------
                                                                                                 2003                        2002
                                                                                                 ----                        ----
Net income, as reported .....................................................               $       63,292            $      18,346
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ...............................                      (12,263)                 (58,372)
                                                                                            --------------               ----------
Pro forma net income (loss) .................................................               $       51,029            $     (40,026)
                                                                                            ==============               ==========
Earnings (loss) per share:
   Basic - as reported ......................................................               $         0.11               $     0.03
                                                                                            ==============               ==========
   Basic - pro forma ........................................................               $         0.09               $    (0.07)
                                                                                            ==============               ==========
   Diluted - as reported ....................................................               $         0.11               $     0.03
                                                                                            ==============               ==========
   Diluted - pro forma ......................................................               $         0.09               $    (0.07)
                                                                                            ==============               ==========

                                                                                                    Three Months Ended June 30,
                                                                                                    ---------------------------
                                                                                                   2003                     2002
                                                                                                   ----                     ----
Net income, as reported .....................................................               $       23,842            $       9,919
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ...............................                       (6,131)                 (29,643)
                                                                                            --------------               ----------
Pro forma net income (loss) .................................................               $       17,711            $     (19,724)
                                                                                            ==============               ==========
Earnings (loss) per share:
   Basic - as reported ......................................................               $         0.04               $     0.02
                                                                                            ==============               ==========
   Basic - pro forma ........................................................               $         0.03               $    (0.03)
                                                                                            ==============               ==========
   Diluted - as reported ....................................................               $         0.04               $     0.02
                                                                                            ==============               ==========
   Diluted - pro forma ......................................................               $         0.03               $    (0.03)
                                                                                            ==============               ==========

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                                                             Six Months Ended June 30, 2003
                                                                                     Income                Shares         Per Share
                                                                                   (Numerator)         (Denominator)        Amount
                                                                                   -----------         -------------        ------
Basic earnings per share
   Income available to common shareholders ............................              $63,292              564,227            $0.11
                                                                                                                             =====
Effect of dilutive securities
   Stock options ......................................................                    -               17,599
                                                                                     -------              -------            -----
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $63,292              581,826            $0.11
                                                                                     =======              =======            =====


                                                                                             Six Months Ended June 30, 2002
                                                                                     Income                Shares         Per Share
                                                                                   (Numerator)         (Denominator)        Amount
                                                                                   -----------         -------------        ------
Basic earnings per share
   Income available to common shareholders ............................              $18,346              563,670            $0.03
                                                                                                                             =====
Effect of dilutive securities
   Stock options ......................................................                    -               17,671
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $18,346              581,341            $0.03
                                                                                     =======              =======            =====


                                                                                            Three Months Ended June 30, 2003
                                                                                     Income                Shares         Per Share
                                                                                   (Numerator)         (Denominator)        Amount
                                                                                   -----------         -------------        ------
Basic earnings per share
   Income available to common shareholders ............................              $23,842              564,778            $0.04
                                                                                                                             =====
Effect of dilutive securities
   Stock options ......................................................                    -               17,428
                                                                                     -------             --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $23,842              582,206            $0.04
                                                                                     =======              =======            =====

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Earnings Per Share - (continued)

                                                                                             Three Months Ended June 30, 2002
                                                                                             --------------------------------
                                                                                     Income                Shares         Per Share
                                                                                   (Numerator)         (Denominator)        Amount
                                                                                   -----------         -------------        ------
Basic earnings per share
   Income available to common shareholders ............................              $ 9,919              563,670            $0.02
                                                                                                                             =====
Effect of dilutive securities
   Stock options ......................................................                    -               17,772
                                                                                     -------                -----
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $ 9,919              581,442            $0.02
                                                                                     =======              =======            =====


Note 4 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2003 and 2002:

                                                                                                Six Months Ended June 30, 2003
                                                                                                ------------------------------
                                                                                          Pre-tax           (Expense)     Net-of-tax
                                                                                           Amount            Benefit        Amount
                                                                                           ------            -------        ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $ 8,994         $(3,328)         $ 5,666
   Plus: reclassification adjustment for gains (losses)
   realized in net income .........................................................               -               -                -
                                                                                            -------         -------          -------
   Net unrealized gains (losses) on securities ....................................           8,994          (3,328)           5,666
                                                                                            -------         -------          -------
Other comprehensive income ........................................................         $ 8,994         $(3,328)         $ 5,666
                                                                                            =======         =======          =======


                                                                                                Six Months Ended June 30, 2002
                                                                                                ------------------------------
                                                                                          Pre-tax           (Expense)     Net-of-tax
                                                                                           Amount            Benefit        Amount
                                                                                           ------            -------        ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $ 7,098         $(2,413)         $ 4,685
   Plus: reclassification adjustment for gains (losses)
   realized in net income .........................................................               -               -                -
                                                                                            -------         -------          -------
   Net unrealized gains (losses) on securities ....................................           7,098          (2,413)           4,685
                                                                                            -------         -------          -------

Other comprehensive income ........................................................         $ 7,098         $(2,413)         $ 4,685
                                                                                            =======         =======          =======

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Comprehensive Income - (continued)

                                                                                               Three Months Ended June 30, 2003
                                                                                               --------------------------------
                                                                                          Pre-tax           (Expense)     Net-of-tax
                                                                                           Amount            Benefit        Amount
                                                                                           ------            -------        ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $15,345         $(5,678)         $ 9,667
   Plus: reclassification adjustment for gains (losses)
   realized in net income .........................................................               -               -                -
                                                                                            -------         -------          -------
   Net unrealized gains (losses) on securities ....................................          15,345          (5,678)           9,667
                                                                                            -------         -------          -------
Other comprehensive income ........................................................         $15,345         $(5,678)         $ 9,667
                                                                                            =======         =======          =======

                                                                                               Three Months Ended June 30, 2002
                                                                                               --------------------------------
                                                                                          Pre-tax           (Expense)     Net-of-tax
                                                                                           Amount            Benefit        Amount
                                                                                           ------            -------        ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $ 8,642         $(2,938)         $ 5,704
   Plus: reclassification adjustment for gains (losses)
   realized in net income .........................................................               -               -                -
                                                                                            -------         -------          -------
   Net unrealized gains (losses) on securities ....................................           8,642          (2,938)           5,704
                                                                                            -------         -------          -------
Other comprehensive income ........................................................         $ 8,642         $(2,938)         $ 5,704
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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2003 compared to December 31, 2002, and the results of operations for the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2002. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2003, net interest income increased $220,205, or 30.19%, to $949,515 as compared to $729,310 for the same period in 2002. Interest income from loans, including fees, increased $177,752, or 16.55%, from the six months ended June 30, 2002 to the comparable period in 2003, as we continued to experience growth in our loan portfolio. Interest expense for the six months ended June 30, 2003 was $359,485 as compared to $390,641 for the same period in 2002. Although interest bearing accounts such as savings accounts and certificates of deposit increased for the six months ended June 30, 2003, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period ended June 30, 2002, resulting in a decrease in interest expense. The net interest margin realized on earning assets decreased from 4.41% for the six months ended June 30, 2002 to 4.01% for the same period in 2003. The interest rate spread increased by 9 basis points from 4.08% at June 30, 2002 to 4.17% at June 30, 2003.

For the quarter ended June 30, 2003, net interest income totaled $489,576, an increase of $109,989, or 28.98%, when compared to the same quarter ended June 30, 2002. Interest income totaling $645,166 was generated from loans, including fees, during the quarter ended June 30, 2003, as compared to $553,440 during the comparable period in 2002. These changes also resulted from growth in the amount of earning assets as well as supporting liabilities coupled with the effects of a lower interest rate environment. Interest expense on deposit accounts was $185,150 for the quarter ended June 30, 2003, as compared to $200,508 for the same period in 2002. The net interest margin realized on earning assets was 3.82% for the quarter ended June 30, 2003, as compared to 4.36% during the same period in 2002. The interest rate spread was 4.00% for the quarter ended June 30, 2003, as compared to 4.03% for the quarter ended June 30, 2002.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2003, the provision charged to expense was $52,000, as compared to $60,000 in the same period a year earlier. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. For the quarter ended June 30, 2003, the provision charged to expense was $25,000, as compared to $30,000 for the same period in 2002. The allowance represents 1.01% and 1.04% of gross loans at June 30, 2003 and 2002, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the six months ended June 30, 2003 was $248,183, an increase of $65,450 from $182,733 during the comparable period in 2002. The increase is primarily a result of commissions generated through our brokerage services which totaled $58,706 as well as residential mortgage origination fees totaling $52,401 for the six months ended June 30, 2003. We began the investment and brokerage services department through Raymond James Financial Services, Inc. during the fourth quarter of 2001. In addition, service charges on deposit accounts increased from $76,274 during the six months ended June 30, 2002 to $102,738 for the six months ended June 30, 2003.

For the quarter ended June 30, 2003, noninterest income was $140,356, an increase of $57,063, or 68.51% from the same period ended June 30, 2002. The largest component of noninterest income was service charges on deposit accounts, which totaled $52,777 for the quarter ended June 30, 2003, as compared to $40,048 for the quarter ended June 30, 2002. Income from brokerage fee commissions totaled $39,715 for the quarter ended June 30, 2003.


Noninterest Expense

Total noninterest expense for the six months ended June 30, 2003 was $1,045,234, which was 27.02% higher than the $822,888 amount for the six months ended June 30, 2002. The largest category, salaries and employee benefits, increased from $432,830 for the six months ended June 30, 2002 to $579,513 for the six months ended June 30, 2003. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank, including personnel to staff our new McBee Branch which officially opened May 28, 2003.

For the quarter ended June 30, 2003, noninterest expense increased $149,957, or 35.95% as compared to the same period ended June 30, 2002. The largest category, salaries and employee benefits, increased from $212,222 for the quarter ended June 30, 2002 to $317,861 for the quarter ended June 30, 2003. This increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the bank.


Income Taxes

The income tax expense for the six months ended June 30, 2003 was $37,172, an increase of $26,363 or 243.90% as compared to the same period ended June 30, 2002. The effective tax rate was 37.00% for the six months ended June 30, 2003, as compared to an effective tax rate of 37.07% for the six months ended June 30, 2002. The effective tax rate was 37.00% and 37.02% for the quarters ended June 30, 2003 and 2002, respectively.


Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2003 of $63,292 as compared to a net income of $18,346 for the same period in 2002. The net income before taxes of $100,464 was partially offset by the income tax expense of $37,172 during the six months ended June 30, 2003. The net income before taxes for the same period in 2002 was $29,155, which was partially offset by the income tax expense of $10,809. For the quarter ended June 30, 2003, net income was $23,842, as compared to net income of $9,919 for the same period in 2002.

                            REGIONAL BANKSHARES, INC.

Financial Condition

Assets and Liabilities

During the first six months of 2003, total assets increased $6,989,581, or 15.80%, when compared to December 31, 2002. The primary source of growth in assets was in loans, which increased $6,128,274, or 17.39%, during the first six months of 2003. Total deposits also increased $6,941,079, or 17.63%, from $39,378,724 at December 31, 2002 to $46,319,803 at June 30, 2003. Within the
deposit area, other time deposits increased $2,001,530, or 13.30%, during the first six months of 2003. Savings deposits increased $2,511,781 during the first six months of 2003.

Investment Securities

Investment securities decreased from $2,650,834 at December 31, 2002 to $2,205,632 at June 30, 2003. This was mainly due to the call of many of our bonds in the current low interest rate environment. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2003.

Loans

We continued our trend of growth during the first six months of 2003. The increase in loans was attributable to the normal growth of the Bank, including loans generated through our new branch in McBee. Net loans increased $6,077,957, or 17.43%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 30.17%, or $6,425,931, from December 31, 2002 to June 30, 2003. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:
                                                    June 30,        December 31,
                                                     2003               2002
                                                     ----               ----
Real estate - construction ...............        $ 2,646,615        $ 4,320,960
Real estate - mortgage ...................         27,727,946         21,302,015
Commercial and industrial ................          5,080,163          3,474,108
Consumer and other .......................          5,906,239          6,135,606
                                                  -----------        -----------
                                                  $41,360,963        $35,232,689
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:
                                                          June 30,  December 31,
                                                            2003         2002
                                                            ----         ----
Loans: Nonaccrual loans ................................   $16,247      $24,118
Accruing loans more than 90 days past due ..............   $ 1,430      $     -
Loans identified by the internal review mechanism:
  Criticized ...........................................   $77,113      $17,549
  Classified ...........................................   $16,448      $ 8,264

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

                            REGIONAL BANKSHARES, INC.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         2003             2002
                                                         ----             ----
Balance, January 1, ............................   $    368,656    $    268,446
Provisions for loan losses for the period ......         52,000          60,000
Net Loans (charged-off) recovered for the period         (1,683)        (15,465)
                                                   ------------    ------------

Balance, end of period .........................   $    418,973    $    312,981
                                                   ============    ============

Gross loans outstanding, end of period .........   $ 41,360,963    $ 29,994,070

Allowance for loan losses to loans outstanding .           1.01%           1.04%


Deposits

During the first six months of 2003, total deposits increased by $6,941,079, or 17.63% from December 31, 2002. This increase was due to the normal growth of the Bank, and in particular, new deposit accounts acquired in our new branch in McBee. The largest increase was in savings deposits, which increased $2,511,781, or 31.09% from December 31, 2002. The increase was attributable to the opening of new accounts during the period. Expressed in percentages, noninterest bearing deposits increased 21.57% and interest bearing deposits increased 7.63%.

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 are as follows:
                                                        June 30,    December 31,
                                                          2003         2002
                                                          ----         ----
     Noninterest-bearing demand deposits .......     $ 5,820,496     $ 4,787,870
     Interest-bearing demand deposits ..........       4,915,122       4,566,531
     Savings deposits ..........................      10,589,605       8,077,824
     Time deposits $100,000 and over ...........       7,944,984       6,898,433
     Other time deposits .......................      17,049,596      15,048,066
                                                     -----------     -----------
                                                     $46,319,803     $39,378,724
                                                     ===========     ===========
Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 89.29% at June 30, 2003 and 89.47% at December 31, 2002.

Securities available-for-sale, which totaled $2,040,779 at June 30, 2003, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2003, unused lines of credit totaled $2,650,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $5,121,000 of June 30, 2003. As of June 30, 2003, we had no borrowings on this line.

                            REGIONAL BANKSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2003, the Bank had issued commitments to extend credit of $5,290,167 and no standby letters of credit. Approximately $1,218,230of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2003.

                                                           After One      After Three
                                           Within           Through         Through                        Greater
                                              One            Three           Twelve         Within           Than
                                            Month           Months           Months        One Year        One Year          Total
                                            -----           ------           ------        --------        --------          -----
Unused commitments
   to extend credit ...............       $        -      $  387,231      $1,121,902      $1,509,133      $3,781,034      $5,290,167
Standby letters of credit .........                -               -               -               -               -               -
                                         -----------      ----------      ----------      ----------      ----------      ----------
     Total ........................       $        -      $  387,231      $1,121,902      $1,509,133      $3,781,034      $5,290,167
                                         ===========      ==========      ==========      ==========      ==========      ==========

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2002 Annual Report on Form 10-KSB and this form 10-QSB that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                            REGIONAL BANKSHARES, INC.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2003, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148, which had no impact on our financial condition or operating results.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our financial condition or operating results.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and
(2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but such effect would most likely be material.

                            REGIONAL BANKSHARES, INC.

Capital Resources

Total shareholders' equity increased from $4,583,834 at December 31, 2002 to $4,673,792 at June 30, 2003. The increase is due to net income for the period of $63,292, a positive change in the fair value of securities available-for-sale of $5,666, and the exercise of warrants of $21,000.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2003 as well as the ratios to be considered "well capitalized." Because it has assets of less than $150 million, the Company's capital adequacy is measured by the Bank's capital adequacy.

The following table summarizes the Bank's risk-based capital at June 30, 2003:

Shareholders' equity .......................................        $ 4,624,835
  Less: intangibles ........................................                  -
                                                                    -----------
  Tier 1 capital ...........................................          4,624,835

  Plus: allowance for loan losses (1) ......................            418,973
                                                                    -----------
  Total capital ............................................        $ 5,043,808
                                                                    ===========

  Risk-weighted assets .....................................        $43,214,226
                                                                    ===========

Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................              10.70%
  Total capital (to risk-weighted assets) ..................              11.67%
  Tier 1 capital (to total average assets) .................               9.31%

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

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2003, we held our annual meeting of shareholders for the purpose of electing four directors to each serve a three-year term.

Of the 564,270 outstanding shares of the Company's common stock, the four nominees for directors each received the number of affirmative votes of shareholders required for such nominee's election as follows:

                                Votes For      Votes Against     Votes Withheld

Randolph G. Rogers              386,476                -               4,630
Howard W. Tucker                386,276               200              4,630
Curtis A. Tyner                 386,276               200              4,630
Patricia West                   386,476                -               4,630

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: None

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                            REGIONAL BANKSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 11, 2003        By:/s/ Curtis A. Tyner
                                 -----------------------------------------------
                                   Curtis A. Tyner
                                   President, Chief Executive Officer and Chief
                                   Financial Officer

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


Date:  August 11, 2003         /s/ CURTIS A. TYNER
                               -------------------------------------------------
                               Curtis A. Tyner
                               President, Chief Executive Officer and Chief
                               Financial Officer

*Pursuant to the instruction to the Certifications is in the exact form specified by Form 10-QSB. For purposes of items 4, 5 and 6, however, please note that there are no "other certifying officers" because Mr. Tyner is both Chief Financial Officer and Chief Executive Officer of the registrant.