Form 10QSB
period 2003-09-30
REGIONAL BANKSHARES INC
filed 2003-11-12
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                    FORM 10-QSB

       X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ---            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

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

     566,770 shares of common stock, $1.00 par value, on September 30, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANKSHARES, INC.

                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002.................................3

         Condensed  Consolidated  Statements  of  Income - Nine months ended
           September 30, 2003 and 2002 and Three months ended September 30, 2003 and 2002.................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2003 and 2002..................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002..................6

         Notes to Condensed Consolidated Financial Statements..........................................................7-10

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................11-18

Item 3. Controls and Procedures..........................................................................................18

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................................................................19

         (a) Exhibits....................................................................................................19

         (b) Reports on Form 8-K.........................................................................................19

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            REGIONAL BANKSHARES, INC.
                      Condensed Consolidated Balance Sheets

                                                                                                September 30,         December 31,
                                                                                                     2003                 2002
                                                                                                     ----                 ----
Assets:                                                                                          (Unaudited)
Cash and cash equivalents:
  Cash and due from banks ................................................................        $  1,129,263         $    808,282
  Federal funds sold .....................................................................           2,037,728            3,050,991
                                                                                                  ------------         ------------
    Total cash and cash equivalents ......................................................           3,166,991            3,859,273
                                                                                                  ------------         ------------

Securities available-for-sale ............................................................           2,403,320            2,513,281
Nonmarketable equity securities ..........................................................             164,853              137,553
                                                                                                  ------------         ------------
    Total investment securities ..........................................................           2,568,173            2,650,834
                                                                                                  ------------         ------------

Loans receivable .........................................................................          44,606,544           35,232,689
Less allowance for loan losses ...........................................................            (447,296)            (368,656)
                                                                                                  ------------         ------------
    Loans, net ...........................................................................          44,159,248           34,864,033
                                                                                                  ------------         ------------

Accrued interest receivable ..............................................................             187,016              153,315
Premises and equipment, net ..............................................................           2,527,483            2,039,599
Other assets .............................................................................             662,417              658,242
                                                                                                  ------------         ------------
    Total assets .........................................................................        $ 53,271,328         $ 44,225,296
                                                                                                  ============         ============

Liabilities:
Deposits:
  Noninterest-bearing ....................................................................        $  5,976,150         $  4,787,870
  Interest-bearing .......................................................................           5,016,199            4,566,531
  Savings ................................................................................          13,513,084            8,077,824
  Time deposits $100,000 and over ........................................................           7,473,209            6,898,433
  Other time deposits ....................................................................          15,397,262           15,048,066
                                                                                                  ------------         ------------
    Total deposits .......................................................................          47,375,904           39,378,724

Federal Home Loan Bank Advance ...........................................................           1,000,000                    -
Accrued interest payable .................................................................             148,397              209,496
Other liabilities ........................................................................              68,060               53,242
                                                                                                  ------------         ------------

Total liabilities ........................................................................          48,592,361           39,641,462
                                                                                                  ------------         ------------

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued .............                   -                    -
  Common stock, $1.00 par value; 10,000,000 shares authorized,
    566,770 and 563,670 shares issued and outstanding at
    September 30, 2003 and December 31, 2002, respectively ...............................             566,770              563,670
  Capital surplus ........................................................................           5,031,771            5,003,871
  Retained earnings (deficit) ............................................................            (906,263)            (992,074)
  Accumulated other comprehensive income (loss) ..........................................             (13,311)               8,367
                                                                                                  ------------         ------------
    Total shareholders' equity ...........................................................           4,678,967            4,583,834
                                                                                                  ------------         ------------

    Total liabilities and shareholders' equity ...........................................        $ 53,271,328         $ 44,225,296
                                                                                                  ============         ============



            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                        Nine Months Ended                    Three Months Ended
                                                                          September 30,                        September 30,
                                                                          -------------                        -------------
                                                                    2003                 2002            2003                  2002
                                                                    ----                 ----            ----                  ----
Interest income:
  Loans, including fees ................................         $1,933,737         $1,711,565         $  681,893         $  637,473
  Investment securities, taxable .......................             51,883             23,236             15,068             13,274
  Nonmarketable equity securities ......................              5,570              4,571              1,859              1,839
  Federal funds sold ...................................             21,414             46,227              4,785             13,062
                                                                 ----------         ----------         ----------         ----------
    Total ..............................................          2,012,604          1,785,599            703,605            665,648
                                                                 ----------         ----------         ----------         ----------

Interest expense:
  Time deposits $100,000 and over ......................            140,385            170,469             45,900             54,884
  Other deposits .......................................            398,426            406,777            135,037            144,709
  Other interest expense ...............................              1,678             12,991                 67                  3
                                                                 ----------         ----------         ----------         ----------
    Total ..............................................            540,489            590,237            181,004            199,596
                                                                 ----------         ----------         ----------         ----------

Net interest income ....................................          1,472,115          1,195,362            522,601            466,052
Provision for loan losses ..............................             96,000            100,000             44,000             40,000
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
  loan losses ..........................................          1,376,115          1,095,362            478,601            426,052
                                                                 ----------         ----------         ----------         ----------

Other operating income:
  Service charges on deposit accounts ..................            164,188            122,425             61,449             46,151
  Residential mortgage origination fees ................             83,490             39,772             31,088              8,067
  Brokerage fee commissions ............................             90,295             49,152             31,590                  -
  Credit life insurance commissions ....................              4,015              5,486              2,814              1,184
  Other charges, commissions and fees ..................             49,959             35,458             16,822             14,158
                                                                 ----------         ----------         ----------         ----------
    Total ..............................................            391,947            252,293            143,763             69,560
                                                                 ----------         ----------         ----------         ----------

Other operating expenses:
  Salaries and employee benefits .......................            890,563            644,539            311,050            211,709
  Occupancy expense ....................................            101,630             82,148             39,787             31,517
  Furniture and equipment expense ......................            103,187             86,042             34,700             31,329
  Other operating expenses .............................            536,474            423,017            201,082            138,303
                                                                 ----------         ----------         ----------         ----------
    Total ..............................................          1,631,854          1,235,746            586,619            412,858
                                                                 ----------         ----------         ----------         ----------

Income before income taxes .............................            136,208            111,909             35,745             82,754
Income tax expense .....................................             50,397             41,428             13,226             30,619
                                                                 ----------         ----------         ----------         ----------

Net income .............................................         $   85,811         $   70,481         $   22,519         $   52,135
                                                                 ==========         ==========         ==========         ==========

Earnings per share
Average shares outstanding .............................            565,000            563,670            566,370            563,670
Net income .............................................         $     0.15         $     0.13         $     0.04         $     0.09


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
              for the nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                                   Accumulated
                                     Common Stock                                 Retained            Other
                                     ------------                Capital          Earnings        Comprehensive
                                 Shares          Amount          Surplus         (Deficit)            Income             Total
                                 ------          ------          -------         ---------            ------             -----

Balance,
 December 31, 2001 ..........   563,670          $594,270       $4,973,271       $(1,118,042)         $2,740          $4,452,239

Net income for
 the period .................                                                         70,481                              70,481

Other
 comprehensive
 income, net of tax
 expense of $4,635 ..........                                                                          7,891               7,891
                                                                                                                      ----------

Comprehensive
 Income .....................         -                 -                -                  -              -              78,372
                                -------          --------       ----------       ------------        -------          ----------

Balance,
 September 30, 2002 .........   563,670          $594,270       $4,973,271       $(1,047,561)        $10,631          $4,530,611
                                =======          ========       ==========       ============        =======          ==========

Balance,
 December 31, 2002 ..........   563,670          $563,670       $5,003,871       $  (992,074)        $ 8,367          $4,583,834

Net income for
 the period .................                                                         85,811                              85,811

Other
 comprehensive
 income, net of tax
 benefit of $12,732 .........                                                                        (21,678)            (21,678)
                                                                                                                      ----------

Comprehensive
 income .....................                                                                                             64,133
                                                                                                                      ----------

Warrants exercised ..........     3,100             3,100           27,900                                                31,000
                                -------          --------       ----------         ---------       --------           ----------

Balance,
 September 30, 2003 .........   566,770          $566,770       $5,031,771         $(906,263)      $(13,311)          $4,678,967
                                =======          ========       ==========         ==========      =========          ==========


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                      2003                  2002
                                                                                                      ----                  ----
Cash flows from operating activities:
  Net income .........................................................................           $    85,811            $    70,481
  Adjustments to reconcile net income to net cash provided
   By operating activities:
    Depreciation and amortization ....................................................               104,647                 92,519
    Provision for loan losses ........................................................                96,000                100,000
    Accretion and premium amortization ...............................................                 4,448                   (677)
    Deferred income tax provision ....................................................                36,888                 41,428
    Increase in interest receivable ..................................................               (33,701)               (36,578)
    Decrease in interest payable .....................................................               (61,099)               (50,497)
    Increase in other assets .........................................................               (28,333)               (21,805)
    Increase in other liabilities ....................................................                14,818                 40,058
                                                                                                 -----------            -----------
      Net cash provided by operating activities ......................................               219,479                234,929
                                                                                                 -----------            -----------

Cash flows from investing activities:
  Purchases of securities available-for-sale .........................................            (2,526,094)            (2,000,000)
  Purchase of nonmarketable equity securities ........................................               (27,300)                     -
  Maturities of securities available-for-sale ........................................             2,597,197                350,000
  Net increase in loans made to customers ............................................            (9,391,214)            (6,380,334)
  Purchases of premises and equipment ................................................              (592,531)               (42,565)
                                                                                                 -----------            -----------
    Net cash used by investing activities ............................................            (9,939,942)            (8,072,899)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             7,073,208              2,190,073
  Net increase in certificates of deposit and other time deposits ....................               923,972              7,154,575
  Advances from Federal Home Loan Bank ...............................................             1,000,000                      -
  Repayments of Federal Home Loan Bank advances ......................................                     -             (1,750,000)
  Exercise of stock warrants .........................................................                31,000                      -
                                                                                                 -----------            -----------
    Net cash provided by financing activities ........................................             9,028,180              7,594,648
                                                                                                 -----------            -----------

Net decrease in cash and cash equivalents ............................................              (692,283)              (243,322)

Cash and cash equivalents, beginning .................................................             3,859,273              4,195,960
                                                                                                 -----------            -----------

Cash and cash equivalents, ending ....................................................           $ 3,166,991            $ 3,952,638
                                                                                                 ===========            ===========

Cash paid during the period for:
 Income taxes ........................................................................           $     4,275            $         -
 Interest ............................................................................           $   601,588            $   640,734


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bancshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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
                                                          Nine Months Ended
                                                             September 30,
                                                             -------------
                                                       2003                2002
                                                       ----                ----
Net income, as reported ..........................   $  85,811        $   70,481
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ....      18,394            64,309
                                                     ---------        ----------
Pro forma net income .............................   $  67,417        $    6,172
                                                     =========        ==========
Earnings per share:
   Basic - as reported ...........................   $    0.15        $     0.13
                                                     =========        ==========
   Basic - pro forma .............................   $    0.12        $     0.01
                                                     =========        ==========
   Diluted - as reported .........................   $    0.15        $     0.12
                                                     =========        ==========
   Diluted - pro forma ...........................   $    0.12        $     0.01
                                                     =========        ==========

                                                          Three Months Ended
                                                            September 30,
                                                            -------------
                                                       2003             2002
                                                       ----             ----
Net income, as reported ..........................   $   22,519       $   52,135
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ....        6,131            5,938
                                                     ----------       ----------
Pro forma net income .............................   $   16,388       $   46,197
                                                     ==========       ==========
Earnings per share:
   Basic - as reported ...........................   $     0.04       $     0.09
                                                     ==========       ==========
   Basic - pro forma .............................   $     0.03       $     0.08
                                                     ==========       ==========
   Diluted - as reported .........................   $     0.04       $     0.09
                                                     ==========       ==========
   Diluted - pro forma ...........................   $     0.03       $     0.08
                                                     ==========       ==========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                                                          Nine Months Ended September 30, 2003
                                                                                          ------------------------------------
                                                                                      Income               Shares          Per Share
                                                                                    (Numerator)         (Denominator)       Amount
                                                                                    -----------         -------------       ------
Basic earnings per share
   Income available to common shareholders ............................              $85,811              565,000           $0.15
                                                                                                                            =====
Effect of dilutive securities
   Stock options ......................................................                    -               17,359
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $85,811              582,359           $0.15
                                                                                     =======              =======           =====


                                                                                          Nine Months Ended September 30, 2002
                                                                                          ------------------------------------
                                                                                      Income               Shares          Per Share
                                                                                    (Numerator)         (Denominator)       Amount
                                                                                    -----------         -------------       ------
Basic earnings per share
   Income available to common shareholders ............................              $70,481              563,670            $0.13
                                                                                                                             =====
Effect of dilutive securities
   Stock options ......................................................                    -               17,705
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $70,481              581,375            $0.12
                                                                                     =======              =======            =====


                                                                                          Three Months Ended September 30, 2003
                                                                                          -------------------------------------
                                                                                      Income               Shares          Per Share
                                                                                    (Numerator)         (Denominator)       Amount
                                                                                    -----------         -------------       ------
Basic earnings per share
   Income available to common shareholders ............................              $22,519              566,320            $0.04
                                                                                                                             =====
Effect of dilutive securities
   Stock options ......................................................                    -               16,888
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $22,519              583,208            $0.04
                                                                                     =======              =======            =====

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Earnings Per Share - (continued)

                                                                                          Three Months Ended September 30, 2002
                                                                                          -------------------------------------
                                                                                      Income               Shares          Per Share
                                                                                    (Numerator)         (Denominator)       Amount
                                                                                    -----------         -------------       ------
Basic earnings per share
   Income available to common shareholders ............................              $52,135              563,670            $0.09
                                                                                                                             =====
Effect of dilutive securities
   Stock options ......................................................                    -               17,772
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $52,135              581,442            $0.09
                                                                                     =======              =======            =====


Note 4 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2003 and 2002:

                                                                                           Nine Months Ended September 30, 2003
                                                                                           ------------------------------------
                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                         Amount            Benefit           Amount
                                                                                         ------            -------           ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ...................         $(34,410)         $ 12,732         $(21,678)
Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (34,410)           12,732          (21,678)
                                                                                        --------          --------         --------
Other comprehensive income ....................................................         $(34,410)         $ 12,732         $(21,678)
                                                                                        ========          ========         ========


                                                                                           Nine Months Ended September 30, 2002
                                                                                           ------------------------------------
                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                         Amount            Benefit           Amount
                                                                                         ------            -------           ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ....................          $12,526          $(4,635)          $ 7,891
Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................                -                -                 -
                                                                                          -------          -------           -------
   Net unrealized gains (losses) on securities .................................           12,526           (4,635)            7,891
                                                                                          -------          -------           -------
Other comprehensive income .....................................................          $12,526          $(4,635)          $ 7,891
                                                                                          =======          =======           =======

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Comprehensive Income (continued)

                                                                                            Three Months Ended September 30, 2003
                                                                                            -------------------------------------
                                                                                        Pre-tax          (Expense)        Net-of-tax
                                                                                         Amount           Benefit            Amount
                                                                                         ------           -------            ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ...................         $(43,404)         $ 16,060         $(27,344)
Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (43,404)           16,060          (27,344)
                                                                                        --------          --------         --------
Other comprehensive income ....................................................         $(43,404)         $ 16,060         $(27,344)
                                                                                        ========          ========         ========


                                                                                            Three Months Ended September 30, 2002
                                                                                            -------------------------------------
                                                                                        Pre-tax          (Expense)        Net-of-tax
                                                                                         Amount           Benefit            Amount
                                                                                         ------           -------            ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ....................        $ 5,428          $(2,222)          $ 3,206
Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................              -                -                 -
                                                                                        -------          -------           -------
   Net unrealized gains (losses) on securities .................................          5,428           (2,222)            3,206
                                                                                        -------          -------           -------
Other comprehensive income .....................................................        $ 5,428          $(2,222)          $ 3,206
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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of the Company's financial condition as of September 30, 2003 compared to December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2002. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2003, net interest income increased $276,753, or 23.15%, to $1,472,115 as compared to $1,195,362 for the same period in 2002. Interest income from loans, including fees, increased $222,172 or 12.98%, from the nine months ended September 30, 2002 to the comparable period in 2003, as we continued to experience growth in our loan portfolio. Interest expense for the nine months ended September 30, 2003 was $540,489 as compared to $590,237 for the same period in 2002. Although interest bearing accounts such as savings accounts and certificates of deposit increased during the nine months ended September 30, 2003, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period in 2002, resulting in a decrease in interest expense. The net interest margin realized on earning assets decreased from 4.70% for the nine months ended September 30, 2002 to 4.41% for the same period in 2003. The interest rate spread increased by 28 basis points from 3.88% at September 30, 2002 to 4.16% at September 30, 2003.

For the quarter ended September 30, 2003, net interest income totaled $522,601, an increase of $56,549 or 12.13%, when compared to the same quarter ended September 30, 2002. Interest income totaling $681,893 was generated from loans, including fees, during the quarter ended September 30, 2003, as compared to $637,473 during the comparable period in 2002. Interest expense was $181,004 for the quarter ended September 30, 2003, as compared to $199,596 for the same period in 2002. The net interest margin realized on earning assets was 4.36% for the quarter ended September 30, 2003, as compared to 4.90% during the same period in 2002. The interest rate spread was 4.13% for the quarter ended September 30, 2003, as compared to 4.58% for the quarter ended September 30, 2002.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2003, the provision charged to expense was $96,000 as compared to $100,000 for the nine months ended September 30, 2002. For the quarter ended September 30, 2003, the provision charged to expense was $44,000 as compared to $40,000 for the same period in 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, its capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income increased $139,654, or 55.35% to $391,947 for the nine months ended September 30, 2003 as compared to the same period ended September 30, 2002. The primary source of this income was the increase in service charges on deposit accounts of $41,763, or 34.11%, to $164,188 for the nine months ended September 30, 2003, when compared to the same period in 2002. This increase is attributable to an increase in deposit accounts over the two periods. In addition, commissions generated through our brokerage services totaled $90,295 for the nine months ended September 30, 2003. We began the investment and brokerage services department in the fourth quarter of 2001. Income from residential mortgage origination fees increased $43,718 to $83,490 for the nine months ended September 30, 2003 as compared to the same period in 2002 as the number of home refinancings increased.

For the quarter ended September 30, 2003, noninterest income was $143,763, an increase of $74,203, or 106.67% over the quarter ended September 30, 2002. The largest component of noninterest income was service charges on deposit accounts, which totaled $61,449 for the quarter ended September 30, 2003, as compared to $46,151 for the quarter ended September 30, 2002. This increase was due to an overall increase in deposit accounts over the two periods. Income from brokerage fee commissions totaled $31,590 for the quarter ended September 30, 2003. Residential mortgage origination fees increased $23,021 or 285.37% to $31,088 for the quarter ended September 30, 2003 as compared to the same period in 2002.

Noninterest Expense

For the nine months ended September 30, 2003, noninterest expense was $1,631,854, an increase of $396,108, or 32.05% when compared to the same period in 2002. The largest increase was in salaries and employee benefits, which increased from $644,539 for the nine months ended September 30, 2002 to $890,563 for the nine months ended September 30, 2003. The increase is attributable to annual pay raises and the hiring of additional staff to meet the needs associated with the growth of the bank, including personnel to staff our new McBee Branch which officially opened May 28, 2003. Occupancy expense also increased from $82,148 for the nine months ended September 30, 2002 to $101,630 for the nine months ended September 30, 2003. This increase is primarily due to expenses associated with the new McBee Branch.

For the quarter ended September 30, 2003, noninterest expense increased $173,761, or 42.09% as compared to the quarter ended September 30, 2002. The largest category of noninterest expense, salaries and employee benefits, increased $99,341 from the quarter ended September 30, 2002 to $311,050 for the quarter ended September 30, 2003. As discussed earlier, this increase is primarily attributable to annual pay raises and the hiring of additional staff. Occupancy expense increased $62,779 from the quarter ended September 30, 2002 to $201,082 for the quarter ended September 30, 2003. This increase is primarily due to expenses associated with the McBee Branch.

Income Taxes

The income tax expense for the nine months ended September 30, 2003 was $50,397 as compared to $41,428 for the same period in 2002. The effective tax rate was 37.00% and 37.02% for the nine months ended September 30, 2003 and 2002, respectively. Income tax expense was $13,226 for the quarter ended September 30, 2003 as compared to $30,619 for the same quarter in 2003. The effective tax rate was 37.00% for the quarters ended September 30, 2003 and 2002.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2003 of $85,811 as compared to net income of $70,481 for the same period in 2002. The net income before taxes of $136,208 was before income tax expense of $50,397 during the nine months ended September 30, 2003. The net income before taxes for the same period in 2002 was $111,909, which was partially offset by the income tax expense of $41,428. For the quarter ended September 30, 2003, net income was $22,519, as compared to $52,135 for the same period in 2002.

                            REGIONAL BANKSHARES, INC.

Assets and Liabilities

During the first nine months of 2003, total assets increased $9,046,032, or 20.45%, when compared to December 31, 2002. The primary source of growth in assets was in loans, which increased $9,373,855, or 26.61%, during the first nine months of 2003. Of the $9,373,855 increase in loans, $2,090,158 is attributable to loans originated at the new McBee Branch. Investment securities decreased $82,661 or 3.12% to $2,568,173 at September 30, 2003. Total deposits also increased $7,997,180, or 20.31%, from $39,378,724 at December 31, 2002 to
$47,375,904 at September 30, 2003. Of the $7,997,180 increase in deposits, $5,312,665 is attributable to new deposit accounts opened at the new McBee Branch. Advances from the Federal Home Loan Bank totaling $1,000,000 were obtained during the first nine months to help fund our loan growth.

Investment Securities

Investment securities decreased from $2,650,834 at December 31, 2002 to $2,568,173 at September 30, 2003. The decrease is mainly due to the paydowns on our mortgage backed securities. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2003.

Loans

We continued our trend of growth during the first nine months of 2003, especially in the loan area. Net loans increased $9,295,215, or 26.66%, during the period. As shown below, the main component of growth in the loan portfolio was real estate-mortgage loans which increased 33.88%, or $7,216,828, from December 31, 2002 to September 30, 2003. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

                                                 September 30,      December 31,
                                                      2003                2002
                                                      ----                ----
Real estate - construction ...............        $ 4,014,112        $ 4,320,960
Real estate - mortgage ...................         28,518,843         21,302,015
Commercial and industrial ................          5,859,201          3,474,108
Consumer and other .......................          6,214,388          6,135,606
                                                  -----------        -----------
                                                  $44,606,544        $35,232,689
                                                  ===========        ===========

                            REGIONAL BANKSHARES, INC.

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                                  September 30,         December 31,
                                                                                                      2003                  2002
                                                                                                      ----                  ----
Loans: Nonaccrual loans ............................................................                $ 13,392             $ 24,118

Accruing loans more than 90 days past due ..........................................                $  4,403                $   -

Loans identified by the internal review mechanism:

   Criticized ......................................................................                $453,418             $ 17,549
   Classified ......................................................................                $ 21,083             $  8,264

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

The increase in criticized loans from December 31, 2002 to September 30, 2003 is attributable to one loan with a balance of $399,000 that was added due to the death of one of the guarantors. While we have reserved for this loan as an other asset especially mentioned, we believe that we remain well secured.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:
                                                            September 30,
                                                            -------------
                                                       2003             2002
                                                       ----             ----
Balance, January 1, ............................   $    368,656    $    268,446
Provision for loan losses for the period .......         96,000         100,000
Net loans (charged-off) recovered for the period        (17,360)        (21,717)
                                                   ------------    ------------

Balance, end of period .........................   $    447,296    $    346,729
                                                   ============    ============

Gross loans outstanding, end of period .........   $ 44,606,544    $ 33,232,524

Allowance for loan losses to loans outstanding .           1.00%           1.04%

                            REGIONAL BANKSHARES, INC.

Deposits

Total deposits increased $7,997,180, or 20.31%, from December 31, 2002 to $47,375,904 at September 30, 2003. The largest change was an increase in savings deposits, which increased $5,435,260 to $13,513,084 at September 30, 2003. Of the $5,435,260 increase in savings deposits, $3,954,708 is attributable to accounts opened at the new McBee Branch. Expressed in percentages, interest-bearing deposits increased 19.68% and noninterest bearing deposits increased 24.82%.

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 are as follows:

                                                 September 30,      December 31,
                                                     2003               2002
                                                     ----               ----
Noninterest-bearing demand deposits ..........    $ 5,976,150      $ 4,787,870
Interest-bearing demand deposits .............      5,016,199        4,566,531
Savings deposits .............................     13,513,084        8,077,824
Time deposits $100,000 and over ..............      7,473,209        6,898,433
Other time deposits ..........................     15,397,262       15,048,066
                                                  -----------      -----------

                                                  $47,375,904      $39,378,724
                                                  ===========      ===========

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank to us were $1,000,000 as of September 30, 2003. These advances have a variable interest rate of 1.16% and mature on September 9, 2005.

Liquidity

Liquidity needs are met by the Bank through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 92.21% at September 30, 2003 and 89.61% at December 31, 2002.

Securities available-for-sale, which totaled $2,403,320 at September 30, 2003, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2003, unused lines of credit totaled $2,650,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $5,327,000 at September 30, 2003. As of September 30, 2003, we had $1,000,000 in borrowings on this line.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $5,375,850 and standby letters of credit of $25,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Historically, many of these commitments expire unused and the total amount committed as of September 30, 2003 is not necessarily expected to be funded.

                            REGIONAL BANKSHARES, INC.

Off-Balance Sheet Risk - continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2003:

                                                              After One    After Three
                                                Within         Through        Through                        Greater
                                                   One           Three         Twelve         Within            Than
                                                 Month          Months         Months        One Year        One Year         Total
                                            -----------     -----------    -----------     ----------     -----------    -----------
Unused commitments
   to extend credit .....................   $        -      $    68,582    $ 1,350,104     $1,418,686     $ 3,957,164    $ 5,375,850
Standby letters of
   credit ...............................            -               -          25,000         25,000              -          25,000
                                            -----------     -----------    -----------     ----------     -----------    -----------
     Totals .............................   $        -      $    68,582    $ 1,375,104     $1,443,686     $ 3,957,164    $ 5,400,850
                                            ===========     ===========    ===========     ==========     ===========    ===========

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2002 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or operating results.

                            REGIONAL BANKSHARES, INC.

Recently Issued Accounting Standards - continued

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

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, "Accounting for Contingencies", and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but such effect would most likely be material.

Capital Resources

Total shareholders' equity increased from $4,583,834 at December 31, 2002 to $4,678,967 at September 30, 2003. The increase is due primarily to the net income for the period of $85,811. There was also an increase of $3,100 and $27,900 respectively in capital stock and capital surplus from warrants being exercised.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2003 as well as the ratios to be considered "well capitalized."

                            REGIONAL BANKSHARES, INC.

Capital Resources - continued

The following table summarizes the Company's risk-based capital at September 30, 2003:

Shareholders' equity ........................................        $4,647,354
 Less: intangibles ..........................................                 -
                                                                     ----------
 Tier 1 capital .............................................         4,647,354
                                                                     ----------

 Plus: allowance for loan losses (1) ........................           447,296
                                                                     ----------
 Total capital ..............................................        $5,094,651
                                                                     ==========
 Risk-weighted assets
 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) .................             10.04%
   Total capital (to risk-weighted assets) ..................             11.00%
   Tier 1 capital (to total average assets) .................              8.82%

 (1) limited to 1.25% of risk-weighted assets


Item 3.  Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308(c).

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 31 - Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     Exhibit 32 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                            REGIONAL BANKSHARES, INC.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: November 12, 2003        By:/s/ CURTIS A. TYNER
                                           -------------------------------------
                                           Curtis A. Tyner
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

                            REGIONAL BANKSHARES, INC.


Exhibit Index

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.