Form 10KSB
period 2003-12-31
REGIONAL BANKSHARES INC
filed 2004-03-30
CIK 1135513

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003     Commission File Number 000-32493

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $3,258,435.

         There is no established trading market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2004, was approximately $3,285,710. As of March 1, 2004, there were 569,270 shares of the Registrant's common stock, $1.00 par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                              Cross-Reference Sheet

  PART I
        Item 1.      Description of Business............................................................. 1
        Item 2.      Description of Property............................................................. 9
        Item 3.      Legal Proceedings................................................................... 9
        Item 4.      Submission of Matters to Vote of Security Holders................................... 9
  PART II
        Item 5.      Market for Common Equity, Related Stockholder Matters
                        and Small Business Issuer Purchases of Securities ............................... 9
        Item 6.      Management's Discussion and Analysis or Plan of Operation.......................... 11
        Item 7.      Financial Statements............................................................... 26
        Item 8.      Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure......................................... 48
        Item 8A.     Controls and Procedures ........................................................... 48
  PART III
        Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act..............................  *
        Item 10.     Executive Compensation.............................................................  *
        Item 11.     Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters ....................................................... 49
        Item 12.     Certain Relationships and Related Transactions.....................................  *
  PART IV
        Item 13.     Exhibits and Reports on Form 8-K................................................... 50
        Item 14.     Principal Accountant Fees and Services ............................................  *

* Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

                           FORWARD-LOOKING STATEMENTS

         This Report of Regional Bankshares, Inc. (the "Company") on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical in nature are intended to be, and are hereby identified as 'forward looking statements.' The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward looking statements. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; adequacy of the allowance for loan losses; dependence on senior management ; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Hartsville Community Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I

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

         The Bank conducts a general banking business from its main office located in Hartsville, South Carolina, and from a branch office in McBee, South Carolina, that opened in May, 2003.

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

                              BUSINESS OF THE BANK

Market Area

         The Bank's primary market areas are the communities of Hartsville and McBee, South Carolina and the surrounding areas within a 15 mile radius of Hartsville. This market area comprises most of Darlington County, South Carolina, as well as the incorporated areas of Bishopville in Lee County and McBee in Chesterfield County. Most of the Bank's business is drawn from the cities of Hartsville and McBee and the greater Hartsville area, with significant additional business being drawn from the area outside greater Hartsville but within the designated market area.

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

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 10 other financial institutions and branches of financial institutions are located in the Bank's market areas. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

         The Bank implemented internet banking services in the fall of 2003. This service allows customers to view accounts, make transactions, and engage in other functions via the Internet.

Employees

         At March 1, 2003, the Bank had 28 full time employees. The Company has no employees.


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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision gives depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

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

         The Bank exceeded all applicable capital requirements by a wide margin at December 31, 2003.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to regulation and examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records, and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removed Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the new legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation, which could significantly affect the business of banking, is introduced in Congress from time to time. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-KSB under Item 6 -"Management's Discussion and Analysis or Plan of Operation."

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

         The Bank also owns property located at 7 N. 7th Street in McBee,  South
Carolina,   where  it  operates  a  branch   office.   The  facility   comprises
approximately 1,800 square feet.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of securities holders in the fourth quarter of 2003.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Absence of Market for Common Stock

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. In 2003, management was aware of a few transactions in which the Company's common stock traded for $14.50 per share, and management is aware of one transaction in which shares traded at $10.00 per share. However, management has not ascertained that any of these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of December 31, 2003, there were approximately 883 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Issuance of Unregistered Securities

         In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 5,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for the warrants is $10 per share and they may be exercised over a ten-year period. The right to exercise the warrants vested with respect to one-third of the warrants on each of June 15, 2000, June 15, 2001, and June 15, 2002, for each organizer who had served continuously as a director from the Bank's formation until the vesting date. In each of 2001, 2002 and 2003, an aggregate of 3,400, 0 and 3,100 shares, respectively, was exercised. Issuance of shares upon the exercise of warrants has not been registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof.

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

         See Item 11 for the information required by Item 201(d) of Regulation S-B.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2003. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.   Management's Discussion and Analysis or Plan of Operation

                              Basis of Presentation

The following discussion should be read in conjunction with the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

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

On May 10, 2001, the Company moved its operations to its newly constructed 8,250 square foot headquarters at 206 South Fifth Street in Hartsville, South Carolina. In April 2003, the Bank moved its operations center to 226 W. Carolina Avenue, near the Bank's headquarters. The new site provided additional needed space for operations as well as valuable storage space for the Bank.

The principal business activity of the Bank is to provide banking services to domestic markets, principally in Darlington County and Chesterfield County, South Carolina. The deposits of the Bank are insured up to legal limits by the Federal Deposit Insurance Corporation. In addition to providing traditional banking services, the Bank has a mortgage loan division. The mortgage loan division originates loans to purchase existing homes or construct new homes and to refinance existing mortgages. During 2001, the Bank hired an investment broker to offer investment and brokerage services to the Company's customers through Raymond James Financial Services, Inc., a registered broker-dealer firm.

On May 28, 2003 the Bank opened the doors of its new branch office in McBee, South Carolina, an area in which the Bank saw a need for a community bank that could provide all the services of a "big" bank. The McBee branch offers deposit and loan services to many consumers and local industries in the area.

                              Results of Operations


Year ended December 31, 2003, compared with year ended December 31, 2002

Net interest income increased $392,038, or 23.73% in 2003 from $1,651,879 in 2002. The increase in net interest income was due primarily to an increase in average earning assets, which increased $10,358,000, or 29.05%, due to continued growth in the loan portfolio which was enhanced by the opening of a new branch. The primary components of interest income were interest on loans, including fees, of $2,654,561 and interest on securities available for sale of $67,443.

The Company's net interest spread and net interest margin were 4.21% and 4.44%, respectively, in 2003 compared to 4.30% and 4.63%, respectively, in 2002. The decrease in net interest spread was primarily the result of a lower interest rate environment. Yields on most earning assets declined in 2003. Yields on earning assets decreased from 6.84% in 2002 to 5.99% in 2003. Yields on interest-bearing liabilities decreased from 2.54% in 2002 to 1.78% in 2003.

The provision for loan losses was $132,000 in 2003 compared to $130,000 in 2002. The Company continues to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income increased $154,076, or 43.99%, to $504,327 in 2003 from $350,251 in 2002. The increase is primarily attributable to an increase in brokerage commissions, which increased $53,194, or 94.31 %, to $109,598 for the year ended December 31, 2003. Service charges on deposit accounts also increased by $47,945 or 26.55% to $228,532 for the year ended December 31, 2003, when compared to 2002. Residential mortgage origination fees increased $42,159, or 73.77%, to $99,311 for the year ended December 31, 2003 due to the large number of mortgage refinances in a low interest rate environment.

Noninterest expense increased $529,544, or 31.67%, to $2,201,690 in 2003 from $1,672,146 in 2002. Noninterest expenses increased in all categories as a result of our continued growth. Other operating expenses increased $155,090 to $730,313 for the year ended December 31, 2003. The increase is mainly attributable to the addition of our McBee branch office and our new operations center. Salaries and benefits increased $319,648, or 36.90%, to $1,185,955 in 2003 from $866,307 in
2002. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth. The Company's efficiency ratio was 86.40% in 2003 compared to 83.52% in 2002. The efficiency ratio is defined as noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

Net income was $135,169 in 2003 compared to a net income of $125,968 in 2002. The net income reflects our continued growth, as average-earning assets increased from $35,660,000 for the year ended December 31, 2002 to $46,018,000 for the year ended December 31, 2003. Return on average assets during 2003 was 0.27% compared to 0.32% during 2002, and return on average equity was 2.91% during 2003 compared to 2.81% during 2002.

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

Average Balances, Income and Expenses, and Rates

                                                                             2003                                  2002
                                                                             ----                                  ----
                                                               Average      Income/      Yield/       Average     Income/     Yield/
(Dollars in thousands)                                         Balance     Expense        Rate        Balance    Expense       Rate
                                                            ------------  ----------  ----------    ----------  ----------  --------
Assets:
  Earning Assets:
     Loans (1) .......................................      $     41,352  $    2,655       6.42%    $   30,787  $    2,333     7.58%
     Securities, taxable (2) .........................             2,287          67       2.93          1,030          41     3.98
     Nonmarketable securities ........................               159           7       4.40            138           6     4.35
     Federal funds sold ..............................             2,220          25       1.17          3,705          60     1.62
                                                            ------------  ----------                ----------  ----------
       Total earning assets ..........................            46,018       2,754       5.99         35,660       2,440     6.84
                                                            ------------  ----------                ----------  ----------
  Cash and due from banks ............................             1,832                                 1,371
  Premises and equipment .............................             2,362                                 2,100
  Other assets .......................................               803                                   785
  Allowance for loan losses ..........................              (417)                                 (315)
                                                            ------------                            ----------
       Total assets ..................................      $     50,598                            $   39,601
                                                            ============                            ==========
Liabilities:
  Interest-bearing liabilities:
     Interest-bearing transaction
       accounts ......................................      $      4,892          14       0.29%    $    3,782          19     0.50%
     Savings deposits ................................            11,117         136       1.22          7,652         135     1.76
     Time deposits ...................................            23,423         557       2.38         19,109         621     3.25
  Federal Home Loan Bank Advances ....................               562           3       0.53            503          13     2.58
  Other short-term borrowings ........................                 5           0                        -           -
                                                            ------------  ----------                ----------  ----------
       Total interest-bearing
         liabilities .................................            39,999         710       1.78         31,046         788     2.54
                                                            ------------  ----------                ----------  ----------
  Demand deposits ....................................             5,730                                 3,818
  Accrued interest and other liabilities .............               227                                   257
  Shareholders' equity ...............................             4,642                                 4,480
                                                            ------------                            ----------
       Total liabilities and
         Shareholders' equity ........................      $     50,598                            $   39,601
                                                            ============                            ==========
  Net interest spread ................................                                     4.21%                               4.30%
  Net interest income ................................                    $    2,044                            $    1,652
                                                                          ==========                            ==========
  Net interest margin ................................                                     4.44%                               4.63%

(1) The effect of fees collected on loans is not significant to the computations. Nonaccrual loans are not included in average balances on loans. All loans and deposits are domestic.
(2) Average investment securities exclude the valuation allowance on securities available-for-sale.

                              Rate/Volume Analysis

Analysis of Changes in Net Interest Income. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table reflects the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided as follows:

                                                                               2003 Compared to 2002
                                                                                  Variance due to
                                                                                  ---------------
(Dollars in thousands)                                                Volume (1)       Rate (1)            Total
                                                                     ------------    ------------    ------------
  Interest income:
     Loans .....................................................     $        716    $       (394)            322
     Securities, taxable .......................................               39             (13)             26
     Nonmarketable securities ..................................               -               -               -
     Federal funds sold and other ..............................              (20)            (14)            (34)
                                                                     ------------    ------------    ------------

       Total interest income ...................................              735            (421)            314
                                                                     ------------    ------------    ------------

  Interest expense:
     Interest-bearing deposits .................................              178            (246)            (68)
     Short-term borrowings .....................................                2             (12)            (10)
                                                                     ------------    ------------    ------------

       Total interest expense ..................................              180            (258)            (78)
                                                                     ------------    ------------    ------------

       Net interest income .....................................     $        555    $       (163)   $        392
                                                                     ============    ============    ============

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

The following table sets forth the Company's interest rate sensitivity at December 31, 2003.
Interest Sensitivity Analysis

                                                          After one       After Three                        Greater
                                                           Through         Through                          Than One
December 31, 2003                       Within One          Three           Twelve       Within one       Year or Non-
(Dollars in thousands)                     Month            Months          Months           Year            Sensitive        Total
                                      ------------      ------------      ----------      ----------      ------------      --------
Assets
Interest-earning assets
  Loans ...........................   $     25,030      $        739      $    2,118      $   27,887      $     20,375       $48,262
  Securities, taxable .............             -                 -               -               -              2,345         2,345
  Nonmarketable securities ........             -                 -               -               -                165           165
  Federal funds sold ..............          2,372                -               -            2,372                -          2,372
                                      ------------      ------------      ----------      ----------      ------------      --------
       Total earning assets .......         27,402               739           2,118          30,259            22,885        53,144
                                      ------------      ------------      ----------      ----------      ------------      --------
Liabilities
Interest-bearing liabilities:
  Interest-bearing deposits:
     Demand deposits ..............          5,284                -               -            5,284                -          5,284
     Savings deposits .............         14,484                -               -           14,484                -         14,484
     Time deposits ................          1,972             5,610          13,544          21,126             2,577        23,703
                                      ------------      ------------      ----------      ----------      ------------      --------
       Total interest-bearing
         deposits .................         21,740             5,610          13,544          40,894             2,577        43,471
                                      ------------      ------------      ----------      ----------      ------------      --------
  Federal Home Loan Bank
     advances .....................          2,000                -               -            2,000                -          2,000
                                      ------------      ------------      ----------      ----------      ------------      --------
       Total interest-bearing
         liabilities ..............         23,740             5,610          13,544          42,894             2,577        45,471
                                      ------------      ------------      ----------      ----------      ------------      --------
Period gap ........................   $      3,662      $     (4,871)     $  (11,426)     $  (12,635)     $     20,308
                                      ============      =============     ==========      ==========      ============
Cumulative gap ....................   $      3,662      $     (1,209)     $  (12,635)     $  (12,635)     $      7,673
                                      ============      ============      ==========      ==========      ============
Ratio of cumulative gap to total
  earning assets ..................           6.89%            (2.27)%        (23.78)%        (23.78)%           14.44%

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

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive. The Company is cumulatively liability-sensitive for all periods within one year with the exception of amounts due within one month. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Accordingly, management believes a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may also be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's statement of income, are made periodically to maintain the allowance at an appropriate level based on management's analysis of inherent losses in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The Company's allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process of setting the allowance includes identification and analysis of inherent losses in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, chargeoffs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

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

The following table sets forth information with respect to the Company's allowance for loan losses and the composition of chargeoffs and recoveries for the years ended December 31, 2003 and 2002.

Allowance for Loan Losses

(Dollars in thousands)                                                                                  2003                  2002
                                                                                                        ----                  ----
Total loans outstanding at end of year .................................................              $48,263               $35,233
                                                                                                      =======               =======
Average loans outstanding ..............................................................              $41,352               $30,787
                                                                                                      =======               =======
Balance of allowance for loan losses at beginning of year ..............................              $   369               $   268
Loans charged off:
     Real estate - construction ........................................................                    -                     -
     Real estate - mortgage ............................................................                    -                     -
     Commercial and industrial .........................................................                    -                     -
     Consumer and other ................................................................                   24                    33
                                                                                                      -------               -------
         Total loan losses .............................................................                   24                    33
                                                                                                      -------               -------
Recoveries of previous loan losses:
     Real estate - construction ........................................................                    -                     -
     Real estate - mortgage ............................................................                    -                     -
     Commercial and industrial .........................................................                    -                     -
     Consumer and other ................................................................                    6                     4
                                                                                                      -------               -------
         Total recoveries ..............................................................                    6                     4
                                                                                                      -------               -------
Net charge-offs ........................................................................                   18                    29
Provision for loan losses ..............................................................                  132                   130
                                                                                                      -------               -------
Balance of allowance for loan losses at end of year ....................................              $   483               $   369
                                                                                                      =======               =======

Allowance for loan losses to year end loans ............................................                 1.00%                 1.05%
Ratio of charge-offs to average loans ..................................................                 0.06%                 0.11%

                              Nonperforming Assets

Nonperforming Assets. There were loans totaling $10,833 and $27,229 in nonaccrual status at December 31, 2003 and 2002, respectively. There were loans totaling $7,874 past due ninety days or more and still accruing interest at December 31, 2003. There were no loans of this type at December 31, 2002. There were no restructured loans at December 31, 2003 or 2002.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or chargeoff of the principal balance of the loan which would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms and the amount of interest income on such loans that was included in net income, is immaterial.

Potential Problem Loans. Management has identified and maintains a list of potential problem loans. These are loans that are not included in impaired loans (nonaccrual or past due 90 days or more and still accruing). A loan is added to the potential problem loan list when management becomes aware of information about possible credit problems of borrowers that causes doubts about their ability to comply with the current loan repayment terms. At December 31, 2003, the Company had identified $449,876 in criticized loans (loans that are typically 60-89 days past due) and $17,009 in classified loans (loans that are typically 90 days or more past due) through its internal review mechanisms. At December 31, 2002, the Company had identified $690 in criticized loans and $24,123 in classified loans through its internal review mechanisms. These amounts do not represent management's estimate of potential losses since a portion of such loans is secured by various types of collateral. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses.

                         Noninterest Income and Expense

Noninterest Income. Noninterest income for the year ended December 31, 2003 was $504,327, an increase of $154,076 from $350,251 for the year ended December 31, 2002. The increase is primarily due to an increase in income brokerage commissions which totaled $109,598 in 2003 as compared to $56,404 in 2002 and income from our residential mortgage origination increased from $57,152 for the year ended December 31, 2002 to $99,311 for the year ended December 31, 2003.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2003 and 2002.

     (Dollars in thousands)                                2003          2002
                                                       ----------    ----------
     Service charges on deposit accounts ...........   $      229    $      180
     Credit life insurance commissions .............            4             7
     Residential mortgage origination fees .........           99            57
     Brokerage commissions .........................          110            57
     Other income ..................................           62            49
                                                       ----------    ----------
     Total noninterest income ......................   $      504    $      350
                                                       ==========    ==========

Noninterest Expense. Noninterest expense increased $529,544 or 31.67% to $2,201,690 for the year ended December 31, 2003 when compared to 2002. Of this total, other operating expenses increased $155,090, or 26.96% to $730,313 in 2003 from $575,223 in 2002. The increase is mainly attributable to the addition of our McBee branch office and our new operations center. Salaries and employee benefits increased $319,648, or 36.90%, in 2003 from $866,307 in 2002. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth. Occupancy expense, including depreciation charges, increased $29,977, or 27.61% to $138,543 for the year ended December 31, 2003. Furniture and equipment expense increased from $122,050 in 2002 to $146,879 for the year ended December 31, 2003. Increases in occupancy and furniture and equipment expense are also a result of the opening of our McBee branch and operations center.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2003 and 2002.

     (Dollars in thousands)                                                            2003             2002
                                                                                -------------    -------------
     Salaries and employee benefits ......................................      $       1,186    $         866
     Net occupancy and equipment expense .................................                285              231
     Advertising and public relations ....................................                 90               43
     Office supplies, stationery, and printing ...........................                 64               43
     Data processing and related expense .................................                138              116
     Professional fees and services ......................................                 74               77
     Telephone expenses ..................................................                 48               29
     Other ...............................................................                317              267
                                                                                -------------    -------------
         Total noninterest expense .......................................      $       2,202    $       1,672
                                                                                =============    =============
     Efficiency ratio ....................................................             86.40%            83.52%

                                 Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $41,352,000 in 2003 compared to $30,787,000 in 2002, an increase of $10,565,000 or 34.32%. At
December 31, 2003, total loans were $48,262,788 compared to $35,232,689 at December 31, 2002.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on all types of lending.

Composition of Loan Portfolio

December 31,                                              2003                                 2002
                                                          ----                                 ----
(Dollars in thousands)                                             Percent                            Percent
                                                Amount             of Total          Amount           of Total
                                                ------             --------          ------           --------
Commercial and industrial ..............    $        6,925           14.35%     $       3,474            9.86%
Real estate
     Construction ......................             3,899            8.08              4,321           12.26
     Mortgage-residential ..............            15,526           32.17              9,154           25.98
     Mortgage-nonresidential ...........            15,956           33.06             12,148           34.48
Consumer ...............................             5,957           12.34              6,136           17.42
                                            --------------           -----      -------------          ------
     Total loans .......................            48,263          100.00%            35,233          100.00%
Allowance for loan losses ..............              (483)                              (369)
                                            --------------                      -------------
     Net loans .........................    $       47,780                      $      34,864
                                            ==============                      =============

The largest component of the Company's loan portfolio is real estate mortgage loans. At December 31, 2003, real estate mortgage loans totaled $31,481,432 and represented 65.23% of the total loan portfolio, compared to $21,302,015 or 60.46% at December 31, 2002.

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

Residential  mortgage  loans  totaled  $15,525,959  at  December  31,  2003  and represented 32.17% of the total loan portfolio, compared to $9,153,687 at December 31, 2002. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $15,955,503 at December 31, 2003, compared to $12,148,328 at December 31, 2002. This represents an increase of
$3,807,175 or 31.34% from the December 31, 2002 amount. The demand for residential and commercial real estate loans in the Hartsville market has increased due to a lower interest rate environment. The Company has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

The Company's loan portfolio is also comprised heavily of consumer loans. Consumer and other loans decreased $178,683 or 3.00%, to $5,956,923 at December 31, 2003 from $6,135,606 at December 31, 2002.

Commercial and industrial loans increased $3,451,681 or 99.35%, to $6,925,789 at December 31, 2003 from $3,474,108 at December 31, 2002. The increase is attributed to approximately $1,200,000 in new loans originated at the Company's new McBee branch and the Bank's overall growth in the Hartsville area.

The Company's loan portfolio reflects the diversity of its market. The Company's home office is located in Hartsville in Darlington County, South Carolina. The Company has a second branch in McBee, which is in Chesterfield County, South Carolina. The economy of Hartsville contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. The economy of McBee contains elements of medium and light manufacturing and farming. Management expects the areas to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2003.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                              Over One Year
December 31, 2003                              One Year or        Through         Over Five
(Dollars in thousands)                             Less         Five Years           Years            Total
                                            --------------    -------------     -------------    -------------
Commercial and industrial ...............   $        3,361    $       3,000     $         565    $       6,926
Real estate .............................            2,188           25,117             8,075           35,380
Consumer and other ......................            1,181            4,180               596            5,957
                                            --------------    -------------     -------------    -------------
                                            $        6,730    $      32,297     $       9,236    $      48,263
                                            ==============    =============     =============    =============

Loans maturing after one year with:
     Fixed interest rates ...............                                                        $      20,378
     Floating interest rates ............                                                               21,155
                                                                                                 -------------
                                                                                                 $      41,533
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

Investment Securities. The investment securities portfolio is also a component of the Company's total earning assets. Total securities available-for-sale averaged $2,287,000 in 2003, compared to $1,030,000 in 2002. At December 31,
2003, total securities available-for-sale were $2,344,649. Other than nonmarketable equity securities, all securities were designated as available-for-sale and were recorded at their estimated fair value. Investment securities also include certain nonmarketable equity securities including Federal Home Loan Bank of Atlanta stock and Community Financial Services, Inc. (parent of The Bankers Bank) stock. These securities are recorded at their original cost and totaled $164,853 at December 31, 2003.

The   following   table   sets   forth   the  book   value  of  the   securities
available-for-sale held by the Company at December 31, 2003 and 2002.

Book Value of Securities

     (Dollars in thousands)                                                           2003             2002
                                                                                -------------    -------------
     U.S. government agencies and corporations ............................     $       1,500    $       2,500
     Mortgage backed ......................................................               866    $          -
                                                                                -------------    -------------
         Total securities available-for-sale ..............................     $       2,366    $       2,500
                                                                                =============    =============

The following table sets forth the scheduled maturities and weighted average yields of securities available-for-sale held at December 31, 2003.

Investment Securities Maturity Distribution and Yields

                                                                        After One But
December 31, 2003                                                     Within Five Years                        Total
                                                               -------------------------------     ------------------------------
                                                                                   Weighted                           Weighted
                                                                                   Average                            Average
(Dollars in thousands)                                              Amount           Yield            Amount            Yield
                                                               --------------    -------------     -------------    -------------
U.S. government agencies and corporations ..................   $        1,500       2.48%          $       1,500        2.48%
Mortgage Backed ............................................              866       4.00%                    866        4.00%
                                                               --------------                      -------------
     Total securities available for sale ...................   $        2,366       3.05%          $       2,366        3.05%
                                                               ==============                      =============

Other attributes of the securities portfolio, including yields and maturities, are discussed above in "Net Interest Income- Interest Sensitivity Analysis."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $2,220,000 in 2003, compared to $3,705,000 in 2002. At December 31, 2003, short-term investments totaled $2,371,780. These funds are an important source of the Company's liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

                 Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $8,953,000, or 28.84% to $39,999,000 in 2003, from $31,046,000 in 2002. Average interest-bearing deposits increased $8,889,000, or 29.10%, to $39,432,000 in 2003, from $30,543,000 in
2002. These increases resulted from increases in all categories of interest-bearing liabilities, primarily as a result of the continued growth of the Company.

Deposits. Average total deposits increased $10,801,000, or 31.43%, to $45,162,000 in 2003, from $34,361,000 in 2002. At December 31, 2003, total deposits were $50,439,904, compared to $39,378,724 a year earlier, an increase of 28.09%. The largest increase in deposits was in savings and money market deposits which increased $6,406,493 or 79.31% to $14,484,317 at December 31, 2003 when compared to 2002.

The following table sets forth the deposits of the Company by category at December 31, 2003 and 2002.

Deposits

December 31,                                             2003                                 2002
                                            -------------------------------     ------------------------------
                                                              Percent of                         Percent of
(Dollars in thousands)                          Amount            Deposits          Amount           Deposits
                                            --------------    -------------     -------------    -------------
Demand deposit accounts ..................  $        6,969           13.82%     $       4,788          12.16%
NOW accounts .............................           5,284           10.48              4,567          11.60
Money market accounts ....................          12,421           24.63              7,327          18.60
Savings accounts .........................           2,063            4.09                751           1.91
Time deposits less than $100 .............          16,144           32.00             15,048          38.21
Time deposits of $100 or more ............           7,559           14.98              6,898          17.52
                                            --------------          ------      -------------         ------
     Total deposits ......................  $       50,440          100.00%     $      39,379         100.00%
                                            ==============                      =============

The average amounts and average rates paid on deposits held by the Bank for the years ended December 31, 2003 and 2002 are summarized below:

December 31,                                             2003                                 2002
                                            -------------------------------     ------------------------------
                                                  Average          Average         Average            Average
(Dollars in thousands)                            Amount          Rate Paid         Amount           Rate Paid
                                            --------------    ---------------   -------------    ---------------
Demand deposit accounts ...............     $    5,730            0.00%         $   3,818            0.00%
NOW accounts ..........................          4,892            0.28              3,782            0.49
Money market accounts .................          9,877            1.32              6,992            1.84
Savings accounts ......................          1,240            0.44                659            0.94
Time deposits less than $100 ..........          7,605            2.39              6,889            3.22
Time deposits of $100 or more .........         15,818            2.38             12,221            3.27
                                            ----------            ----          ---------            ----
     Total deposits ...................     $   45,162            1.79%         $  34,361            2.54%
                                            ==========                          =========

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $42,880,142 at December 31, 2003.

Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 95.68% at December 31, 2003, and 89.47% at December 31, 2002. The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2003, is set forth in the following table:

Maturities of Time Deposits of $100,000 or More

                                                                 After Six
                                              After Three         Through
                            Within Three      Through Six          Twelve       After Twelve
(Dollars in thousands)          Months           Months            Months            Months           Total
                           -------------    --------------    -------------     -------------    -------------
Certificates of deposit
  of $100,000 or more ...  $   2,751         $   2,526          $   1,496          $  786            $  7,559

Approximately 36.39% of the Company's time deposits of $100,000 or more had scheduled maturities within three months, and 69.81% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Advances from Federal Home Loan Bank. Total advances from Federal Home Loan Bank were $2,000,000 at December 31, 2003. The average of Federal Home Loan Bank advances was $562,000 in 2003 as compared to $503,000 in 2002. Advances from Federal Home Loan Bank serve as a secondary funding source.

Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Bank's one to four family residential mortgage loans and the Bank's investment in Federal Home Loan Bank stock.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                           Maximum                       Weighted
                                        Outstanding                       Average                      Interest
                                            at any        Average        Interest        Balance        Rate at
(Dollars in thousands)                    Month End       Balance            Rate     December 31,   December 31,
                                        -----------    -----------     -----------    ------------   ------------
2003
Advances from Federal Home
   Loan Bank ........................   $ 2,000            $  562         1.31%          $ 2,000          1.15%

2002
Advances from Federal Home
   Loan Bank ........................   $ 1,750            $  503         1.98%          $    -            N/A

                                     Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging form 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of common shareholders' equity minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. The Federal Reserve applies its guidelines on a bank-only basis for holding companies with less than $150 million in consolidated assets.

Analysis of Capital and Capital Ratios

December 31, 2003                                                                  The Bank       The Company
                                                                                   --------       -----------
(Dollars in thousands)
Tier 1 capital .............................................................    $   4,696,712    $   4,741,636
Tier 2 capital .............................................................          482,875          482,875
                                                                                -------------    -------------
     Total qualifying capital ..............................................    $   5,179,587    $   5,224,511
                                                                                =============    =============

Risk-adjusted total assets (including off-balance-sheet exposures) .........    $  50,243,219    $  50,253,453
                                                                                =============    =============

Risk-based capital ratios:
  Tier 1 risk-based capital ratio ..........................................             9.35%            9.44%
  Total risk-based capital ratio ...........................................            10.31%           10.40%
  Tier 1 leverage ratio ....................................................             9.28%            9.37%

The Company and the Bank met all applicable capital requirements at December 31, 2003 and the Bank was "well capitalized" under FDIC standards.

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

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. Nevertheless, management believes that cash and cash equivalents in combination with deposit inflows and loan repayments are adequate to meet reasonably foreseeable demands for deposit withdrawals and the funding of new loans. The Company also has a line of credit available with Federal Home Loan Bank to borrow up to 10% of the Bank's total assets as of December 31, 2003, or $5,740,000, $2,000,000 of which has already been advanced. In addition, the Company has unused lines to purchase federal funds from unrelated banks totaling $2,750,000 at December 31, 2003.

                         Off-Balance Sheet Arrangements

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At December 31, 2003, the Bank had issued commitments to extend credit of $7,229,066 through various types of commercial lending arrangements. Approximately $2,470,670 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until expiration for unused commitments to extend credit at December 31, 2003.

                                                     After One  After Three
                                                      Through      Through                   Greater
                                       Within One       Three       Twelve      Within One      Than
  (Dollars in thousands)                   Month       Months       Months        Year       One Year        Total
                                    -------------  -----------  -----------  -------------   ---------  -----------
  Unused commitments
    to extend credit .............  $          16  $        95  $     2,694  $       2,805   $  4,424   $     7,229
                                    =============  ===========  ===========  =============   ========   ===========

The total amount of loan commitments does not necessarily represent future cash requirements because many of the commitments are expected to expire without being fully drawn. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. See Note 19 to the Company's financial statements for further information about financial instruments with off-balance sheet risk.

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

                    Accounting and Financial Reporting Issues

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 included in this Annual Report to Shareholders and as filed in our Annual Report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 7.  Financial Statements.











                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Regional Bankshares, Inc.
Hartsville, South Carolina


We have audited the accompanying consolidated balance sheets of Regional Bankshares, Inc. (the Company) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Regional Bankshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and cash flows for each of the years in the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




Elliott Davis, LLC
Columbia, South Carolina
January 9, 2004

                            REGIONAL BANKSHARES, INC.

                           Consolidated Balance Sheets

                                                                                            December 31,
                                                                                            ------------
                                                                                        2003             2002
                                                                                        ----             ----
Assets:
   Cash and cash equivalents:
     Cash and due from banks ............................................    $      1,413,904    $       808,282
     Federal funds sold .................................................           2,371,780          3,050,991
                                                                             ----------------    ---------------
         Total cash and cash equivalents ................................           3,785,684          3,859,273
                                                                             ----------------    ---------------
   Investments securities:
     Securities available-for-sale ......................................           2,344,649          2,513,281
     Nonmarketable equity securities ....................................             164,853            137,553
                                                                             ----------------    ---------------
         Total investment securities ....................................           2,509,502          2,650,834
                                                                             ----------------    ---------------
   Loans receivable .....................................................          48,262,788         35,232,689
     Less allowance for loan losses .....................................            (482,875)          (368,656)
                                                                             ----------------    ---------------
         Loans, net .....................................................          47,779,913         34,864,033
                                                                             ----------------    ---------------
   Premises, furniture and equipment, net ...............................           2,514,985          2,039,599
   Accrued interest receivable ..........................................             190,352            153,315
   Other assets .........................................................             626,061            658,242
                                                                             ----------------    ---------------
         Total assets ...................................................    $     57,406,497    $    44,225,296
                                                                             ================    ===============
Liabilities:
   Deposits:
     Noninterest-bearing transaction accounts ...........................    $      6,968,579    $     4,787,870
     Interest-bearing transaction accounts ..............................           5,283,574          4,566,531
     Savings ............................................................          14,484,317          8,077,824
     Time deposits $100,000 and over ....................................           7,559,762          6,898,433
     Other time deposits ................................................          16,143,672         15,048,066
                                                                             ----------------    ---------------
         Total deposits .................................................          50,439,904         39,378,724
                                                                             ----------------    ---------------
   Advances from Federal Home Loan Bank .................................           2,000,000                 -
   Accrued interest payable .............................................             136,441            209,496
   Other liabilities ....................................................             102,256             53,242
                                                                             ----------------    ---------------
         Total liabilities ..............................................          52,678,601         39,641,462
                                                                             ----------------    ---------------
Commitments and Contingencies (Notes 12 and 19)
Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued ........................................................                  -                  -
   Common stock, $1.00 par value, 10,000,000 shares authorized;
     566,770 and 563,670 shares issued and outstanding at
     December 31, 2003 and 2002, respectively ...........................             566,770            563,670
   Capital surplus ......................................................           5,031,771          5,003,871
   Retained deficit .....................................................            (856,905)          (992,074)
   Accumulated other comprehensive income (loss) ........................             (13,740)             8,367
                                                                             ----------------    ---------------
         Total shareholders' equity .....................................           4,727,896          4,583,834
                                                                             ----------------    ---------------
         Total liabilities and shareholders' equity .....................    $     57,406,497    $    44,225,296
                                                                             ================    ===============

        The accompanying notes are an integral part of the consolidated financial statements.

                        Consolidated Statements of Income


                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                        2003             2002
                                                                                -------------    -------------
Interest income:
   Loans, including fees ..................................................     $   2,654,561    $   2,332,757
   Investment securities:
      Taxable .............................................................            67,443           40,773
      Nonmarketable equity securities .....................................             7,416            6,410
   Federal funds sold .....................................................            24,688           59,649
                                                                                -------------    -------------
         Total ............................................................         2,754,108        2,439,589
                                                                                -------------    -------------
Interest expense:
   Time deposits $100,000 and over ........................................           181,688          221,922
   Other deposits .........................................................           525,041          552,800
   Advances from Federal Home Loan Bank ...................................             3,382           12,988
   Short-term borrowings ..................................................                80               -
                                                                                -------------    -------------
         Total ............................................................           710,191          787,710
                                                                                -------------    -------------
Net interest income .......................................................         2,043,917        1,651,879
Provision for loan losses .................................................           132,000          130,000
                                                                                -------------    -------------
Net interest income after provision for loan losses .......................         1,911,917        1,521,879
                                                                                -------------    -------------
Noninterest income:
   Service charges on deposit accounts ....................................           228,532          180,587
   Credit life insurance commissions ......................................             4,480            6,838
   Residential mortgage origination fees ..................................            99,311           57,152
   Brokerage commissions ..................................................           109,598           56,404
   Other ..................................................................            62,406           49,270
                                                                                -------------    -------------
         Total ............................................................           504,327          350,251
                                                                                -------------    -------------
Noninterest expenses:
   Salaries and employee benefits .........................................         1,185,955          866,307
   Net occupancy ..........................................................           138,543          108,566
   Furniture and equipment ................................................           146,879          122,050
   Other operating ........................................................           730,313          575,223
                                                                                -------------    -------------
         Total ............................................................         2,201,690        1,672,146
                                                                                -------------    -------------
Income before income taxes ................................................           214,554          199,984
Income tax provision ......................................................            79,385           74,016
                                                                                -------------    -------------
Net income ................................................................           135,169     $    125,968
                                                                                =============     ============
Earnings per share
Basic earnings per share ..................................................     $        0.24    $        0.22
                                                                                =============    =============
Diluted earnings per share ................................................     $        0.23    $        0.22
                                                                                =============    =============

        The accompanying notes are an integral part of the consolidated financial statements.

               Consolidated Statements of Changes in Shareholders'
                         Equity and Comprehensive Income
                 For the years ended December 31, 2003 and 2002


                                                                                                          Accumulated
                                                       Common stock                                         other
                                                       ------------          Capital       Retained      comprehensive
                                                   Shares       Amount       surplus       deficit       income (loss)      Total
                                                   ------       ------       -------       -------       -------------      -----
Balance,
  December 31, 2001 ........................      563,670    $  563,670    $5,003,871   $   (1,118,042)     $    2,740   $4,452,239
                                                                                                                         ----------

Net income .................................                                                   125,968                      125,968

Other comprehensive income,
  net of tax expense of $3,305 .............                                                                     5,627        5,627
                                                                                                                         ----------

Comprehensive income .......................                                                                                131,595
                                                  -------    ----------    ----------   --------------      ----------   ----------

Balance,
  December 31, 2002 ........................      563,670       563,670     5,003,871          (992,074)         8,367    4,583,834

Net income .................................                                                    135,169                     135,169

Other comprehensive loss,
  net of tax benefit of $12,984 ............                                                                   (22,107)     (22,107)
                                                                                                                         ----------

Comprehensive income .......................                                                                                113,062

Exercise of stock warrants .................        3,100         3,100        27,900                                        31,000
                                                  -------    ----------    ----------   --------------      ----------   ----------

Balance,
  December 31, 2003 ........................      566,770    $  566,770    $5,031,771   $     (856,905)    $   (13,740)  $4,727,896
                                                  =======    ==========    ==========   ==============     ===========   ==========


        The accompanying notes are an integral part of the consolidated financial statements.

                      Consolidated Statements of Cash Flows


                                                                                       Years ended December 31,
                                                                                       ------------------------
                                                                                          2003             2002
                                                                                  -------------    -------------
Cash flows from operating activities:
  Net income ................................................................     $     135,169    $     125,968
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses .............................................           132,000          130,000
      Depreciation and amortization expense .................................           161,448          139,550
      Discount accretion and premium
        amortization on securities ..........................................             3,162             (677)
      Deferred income tax provision .........................................            59,994           71,650
      Increase in accrued interest receivable ...............................           (37,037)         (33,192)
      Decrease in accrued interest payable ..................................           (73,055)         (44,200)
      Increase in other assets ..............................................           (14,829)         (52,063)
      Increase in other liabilities .........................................            49,014           33,130
                                                                                  -------------    -------------
        Net cash provided by operating activities ...........................           415,866          370,166
                                                                                  -------------    -------------
Cash flows from investing activities:
  Purchases of securities available-for-sale ................................        (2,526,094)      (3,000,000)
  Calls and maturities of securities available-for-sale .....................         2,656,473          850,000
  Purchases of nonmarketable equity securities ..............................           (27,300)              -
  Net increase in loans receivable ..........................................       (13,047,880)      (8,388,572)
  Purchase of premises, furniture and equipment .............................          (636,834)         (54,868)
                                                                                  -------------    -------------
        Net cash used by investing activities ...............................       (13,581,635)     (10,593,440)
                                                                                  -------------    -------------
Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ...............................         9,304,245        3,500,727
  Net increase in certificates of deposit and
    other time deposits .....................................................         1,756,935        8,135,860
  Advances from Federal Home Loan Bank ......................................         2,000,000               -
  Repayments of advances from Federal Home Loan Bank ........................                -        (1,750,000)
  Proceeds from exercise of stock warrants ..................................            31,000               -
                                                                                  -------------    -------------
        Net cash provided by financing activities ...........................        13,092,180        9,886,587
                                                                                  -------------    -------------
Net decrease in cash and cash equivalents ...................................           (73,589)        (336,687)
Cash and cash equivalents, beginning of year ................................         3,859,273        4,195,960
                                                                                  -------------    -------------
Cash and cash equivalents, end of year ......................................     $   3,785,684    $   3,859,273
                                                                                  =============    =============


        The accompanying notes are an integral part of the consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Regional Bankshares, Inc. (the Company) was incorporated to serve as a bank holding company for Hartsville Community Bank (the Bank). Hartsville Community Bank was incorporated as a national bank on March 24, 1999 and commenced business on June 15, 1999. The Bank converted to a South Carolina state chartered bank on January 10, 2001. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Darlington and Chesterfield Counties in South Carolina. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management's Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Significant Group Concentrations of Credit Risk - Most of the Company's activities are with customers located within Darlington and Chesterfield Counties in South Carolina. The types of securities in which the Company invests are discussed in Note 3. The types of lending in which the Company engages are discussed in Note 4. The Company does not have any significant concentrations of loans or deposits to or from any one industry or customer.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company's investment in the stock of Federal Home Loan Bank and Community Financial Services, Inc. The stocks have no quoted market value and no ready market for them exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2003 and 2002, the Bank's investment in Federal Home Loan Bank stock was $114,800 and $87,500, respectively. At December 31, 2003 and 2002 investment in Community Financial Services, Inc. was $50,053. Dividends received on these stocks are included as a separate component of interest income.

Loans receivable - Loans receivable are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2003, management has determined that the Company had no impaired loans.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Until a history is established, the Bank has decided to fund the allowance for loan losses at a target of 1.00% of total outstanding loans. In addition, the allowance is also based upon a continuing review of past loan loss experience, current and future economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Residential Mortgage Origination Fees - The Company offers residential loan origination services to its customers in its immediate market area. The loans are offered on terms and prices offered by the Company's correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company's correspondent.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $65,328 and $43,432, were included in the Company's results of operations for 2003 and 2002, respectively.

Retirement Plan - The Company has a SIMPLE retirement plan covering substantially all employees. Under the plan, participants are permitted to make discretionary contributions in 2003 up to $8,000, unless age 50 and over as to which the amount is $9,000. The Company can match employee contributions by contributing up to 3% of each employee's annual compensation up to a maximum of $3,000. The Company matched contributions in 2003 and 2002 and charges to earnings were $17,969 and $11,922, respectively.

Stock-Based Compensation - The Company has a stock-based employee compensation plan and outstanding stock warrants (both herein referred to as "Option Plans") which are further described in Notes 13 and 14. The Company accounts for the Option Plans under the recognition and measurement principles of Accounting
Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No compensation cost is reflected in net income, as all warrants and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to the Option Plans.

                                                                                    Years ended December 31,
                                                                                      2003             2002
                                                                                -------------    -------------

Net income, as reported ....................................................    $     135,169    $     125,968
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...............................           24,525           70,312
                                                                                -------------    -------------

Pro forma net income .......................................................    $     110,644    $      55,656
                                                                                =============    =============

Earnings per share:
  Basic - as reported ......................................................    $        0.24    $        0.22
                                                                                =============    =============
  Basic - pro forma ........................................................    $        0.20    $        0.10
                                                                                =============    =============

  Diluted - as reported ....................................................    $        0.23    $        0.22
                                                                                =============    =============
  Diluted - pro forma ......................................................    $        0.19    $        0.10
                                                                                =============    =============

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

The components of other comprehensive income and related tax effects are as follows:

                                                                                    Years ended December 31,
                                                                                    ------------------------
                                                                                     2003                 2002
                                                                                -------------        -------------
Unrealized gains (losses) on available-for-sale securities .................    $     (35,091)       $       8,932

Reclassification adjustment for gains realized in
  net income ...............................................................               -                    -
                                                                                -------------        -------------

Net unrealized gains (losses) on securities ................................          (35,091)               8,932

Tax effect .................................................................           12,984               (3,305)
                                                                                -------------        -------------

Net-of-tax amount ..........................................................    $     (22,107)       $       5,627
                                                                                =============        =============

Statements of Cash Flows - For purposes of reporting cash flows in the consolidated financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $783,246 and $831,910 for the years ended December 31, 2003 and 2002, respectively.

Income tax payments totaled $5,700 for the year ended December 31, 2003. There were no income tax payments during the year ended December 31, 2002.

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

Recent Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 were effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company's financial position or results of operations.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan and investment securities portfolios that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

Reclassifications   -  Certain  captions  and  amounts  in  the  2002  financial statements were reclassified to conform with the 2003 presentation.


NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances to cover all cash letter transactions. At December 31, 2003 and 2002, the requirement was met by the cash balance in an account with the Bankers Bank and by cash in the vault.


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale are as follows:

                                                                     Gross Unrealized
                                              Amoritized             ----------------              Estimated
                                                 Cost             Gains            Losses          Fair Value
                                                 ----             -----            ------          ----------
December 31, 2003
U.S. government agencies and
  corporations .........................    $    1,500,000    $       1,094     $      17,188    $   1,483,906
Mortgage-backed securities .............           866,460               -              5,717          860,743
                                            --------------    -------------     -------------    -------------
                                            $    2,366,460    $       1,094     $      22,905    $   2,344,649
                                            ==============    =============     =============    =============
December 31, 2002
U.S. government agencies and
  corporations .........................    $    2,500,000    $      13,281     $          -     $   2,513,281
                                            ==============    =============     =============    =============

There were no sales of securities in 2003 or 2002.

The following is a summary of maturities of securities available-for-sale as of December 31, 2003. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                                                          Securities
                                                                                      Available-for-sale
                                                                                      ------------------
                                                                                  Amortized         Estimated
                                                                                     Cost          Fair Value
                                                                                     ----          ----------

     Due after one year but within five years ...............................   $   2,366,460    $   2,344,649
                                                                                =============    =============

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

Securities available-for-sale:

                                              Less than             Twelve months
                                            twelve months              or more                  Total
                                            -------------              -------                  -----
                                                  Unrealized                Unrealized                Unrealized
                                     Fair value      losses    Fair value      losses    Fair value      losses
                                    -----------  -----------  -----------  -----------  -----------  -----------
U.S. government agencies
  and corporations ...............  $   982,813  $    17,188  $        -   $        -   $   982,813  $    17,188
Mortgage-backed securities .......      860,742        5,717           -            -       860,742        5,717
                                    -----------  -----------  -----------  -----------  -----------  -----------
                                    $ 1,843,555  $    22,905  $        -   $        -   $ 1,843,555  $    22,905
                                    ===========  ===========  ===========  ===========  ===========  ===========

At December 31, 2003 and 2002, securities with amortized costs of $450,000 and $150,000 and estimated fair values of $447,469 and $151,641, respectively, were pledged to secure public deposits.


NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

                                                           December 31,
                                                           ------------
                                                      2003             2002
                                                 -------------    -------------
     Real estate - construction .............    $   3,898,644    $   4,320,960
     Real estate - mortgage .................       31,481,432       21,302,015
     Commercial and industrial ..............        6,925,789        3,474,108
     Consumer and other .....................        5,956,923        6,135,606
                                                 -------------    -------------
       Total gross loans ....................    $  48,262,788    $  35,232,689
                                                 =============    =============

Transactions in the allowance for loan losses are summarized below:

                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                        2003             2002
                                                                               --------------    -------------
     Balance, beginning of year ...........................................    $      368,656    $     268,446
     Provision charged to operations .......................................          132,000          130,000
     Recoveries on loans previously charged-off ............................            5,897            3,125
     Loans charged-off .....................................................          (23,678)         (32,915)
                                                                               --------------    -------------
       Balance, end of year ................................................   $      482,875    $     368,656
                                                                               ==============    =============

At December 31, 2003 and 2002, the Bank had loans in nonaccrual status totaling $10,883 and $27,229, respectively. There were loans totaling $7,874 past due ninety days or more and still accruing interest at December 31, 2003, and no loans past due ninety days or more and still accruing interest at December 31, 2002. There were no restructured loans at December 31, 2003 or 2002.

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Darlington County and Chesterfield County and surrounding areas.

At December 31, 2003, the Company had pledged approximately $5,055,517 of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 7).

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

                                                                                            December 31,
                                                                                            ------------
                                                                                        2003             2002
                                                                                -------------    -------------
     Land and land improvements ...........................................     $     652,790    $     380,891
     Buildings ............................................................         1,485,432        1,328,844
     Furniture and equipment ..............................................           899,527          695,111
                                                                                -------------    -------------
       Total ..............................................................         3,037,749        2,404,846
     Less, accumulated depreciation .......................................           522,764          365,247
                                                                                -------------    -------------
       Premises, furniture and equipment, net .............................     $   2,514,985    $   2,039,599
                                                                                =============    =============

Depreciation and amortization expense totaled $161,448 and $139,550 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - DEPOSITS

At December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

         Maturing In                                               Amount
         -----------                                         -------------
         2004 ..........................................     $  21,126,171
         2005 ..........................................         2,198,252
         2006 ..........................................            51,075
         2007 and thereafter ...........................           327,936
                                                             -------------
            Total ......................................     $  23,703,434
                                                             =============

NOTE 7 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2003:

     Description                                  Interest Rate       Balance
     -----------                                  -------------       -------

     Variable rate advances maturing:
       January 29, 2004 ........................          1.15%    $ 2,000,000
                                                                   ===========

     Scheduled principal reductions of Federal Home Loan Bank are all in 2004.

As collateral, the Company has pledged first mortgage loans on one to four family residential loans totaling $5,055,517 at December 31, 2004 (see Note 4). In addition, the Company's Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to the prepayment penalties.

NOTE 8 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

                                                                                   Year ended December 31,
                                                                                   -----------------------
                                                                                    2003             2002
                                                                               --------------    -------------
     Professional fees ....................................................    $       67,531    $      77,072
     Telephone ............................................................            47,959           29,384
     Office supplies, stationery, and printing ............................            57,071           42,634
     Data processing and related ..........................................           137,983          115,887
     Advertising and public relations .....................................            65,328           43,432
     ATM related expenses .................................................            48,909           38,877
     Other ................................................................           305,532          227,937
                                                                               --------------    -------------

        Total .............................................................    $      730,313    $     575,223
                                                                               ==============    =============

NOTE 9 - INCOME TAXES

Income tax expense is summarized as follows:

                                                                                    Year ended December 31,
                                                                                    -----------------------
                                                                                     2003             2002
                                                                               --------------    -------------
Currently payable:
   Federal ................................................................    $           -     $          -
   State ..................................................................             6,083            5,671
                                                                               --------------    -------------
      Total current .......................................................             6,083            5,671
                                                                               --------------    -------------
Deferred income taxes .....................................................            60,318           71,650
                                                                               --------------    -------------
Income tax expense ........................................................    $       66,401    $      77,321
                                                                               ==============    =============
Income tax expense is allocated as follows:
   To continuing operations ...............................................    $       79,385    $      74,016
   To shareholders' equity ................................................           (12,984)           3,305
                                                                               --------------    -------------
      Income tax expense ..................................................    $       66,401    $      77,321
                                                                               ==============    =============

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

                                                                                          December 31,
                                                                                          ------------
                                                                                     2003             2002
                                                                                -------------    -------------
Deferred tax assets:
     Allowance for loan losses .............................................    $     156,153    $     119,318
     Contributions carryforward ............................................               -             1,369
     Net operating loss carryforward .......................................          307,698          378,050
     Organization costs ....................................................           15,352           39,876
     Other .................................................................            2,043            1,300
     Unrealized loss on securities available-for-sale ......................            8,070               -
                                                                                -------------    -------------
         Total deferred tax assets .........................................          489,316          497,745
                                                                                -------------    -------------
Deferred tax liabilities:
     Unrealized gain on securities available-for-sale ......................               -             4,914
     Accumulated depreciation ..............................................           44,304           25,474
                                                                                -------------    -------------
         Total deferred tax liabilities ....................................           44,304           30,388
                                                                                -------------    -------------
         Net deferred tax asset ............................................    $     445,012    $     464,357
                                                                                =============    =============

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2003, management has determined that it is more likely than not that all of the deferred tax asset will be realized, and accordingly, has not established a valuation allowance.

The Company has a net operating loss for income tax purposes of $323,050 as of December 31, 2003. This net operating loss expires in the year 2022.

Reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

                                                                                    Year ended December 31,
                                                                                    -----------------------
                                                                                     2003             2002
                                                                               --------------    -------------
Tax expense at statutory rate ............................................     $       72,948    $      67,995
State income tax, net of federal income tax benefit ......................              4,014            3,742
Other, net ...............................................................              2,423           (2,279)
                                                                               --------------    -------------
     Total ...............................................................     $       79,385    $      74,016
                                                                               ==============    =============


NOTE 10 - LEASES

The Company leases its operations center from an entity controlled by a director of the Company. The lease is renewable on an annual basis until 2008. The current monthly rental amount is $1,000 per month. Rental expense associated with this lease was $11,000 for the year ended December 31, 2003. Assuming the lease is renewed at the same monthly rate, future minimum lease payments would be $12,000 per year over the next five years or $60,000.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2003 and 2002, the Company had related party loans totaling $2,904,801 and $3,067,951, respectively. During 2003, advances on related party loans totaled $990,839 and repayments were $1,153,989.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may, from time to time, become a party to legal claims and disputes. At December 31, 2003, management, after consultation with legal counsel, is not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.


NOTE 13 - STOCK COMPENSATION PLAN

On May 10, 2001, the shareholders approved the Regional Bankshares, Inc. "2001 Stock Option Plan" (the Plan). The Plan provides for grants of "Incentive Stock Options," within the meaning of section 422 of the Internal Revenue Code and "Non-qualified Stock Options" that do not so qualify. The Plan provides for the issuance of up to 50,000 shares of the Company's common stock to officers and key employees. Options may be granted for a term of up to ten years from the effective date of grant. Options become exercisable ratably over three years after being granted. The Board of Directors will determine the per-share exercise price, but for incentive stock options the price will not be less than 100% of the fair value of a share of common stock on the date the option is granted. As of December 31, 2003, the Company had 33,000 options available for grant.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0 percent; expected volatility of 0 percent; risk-free interest rate of 5.40 percent; and expected life of 10 years. There were no options granted in 2003.

The following table summarizes the stock option plan:

                                                          2003                              2002
                                                          ----                              ----
                                                                Weighted-                          Weighted-
                                                                  Average                            Average
                                                  Shares      Exercise Price          Shares     Exercise Price
                                                  ------      --------------          ------     --------------
Outstanding at beginning of year .............    17,000        $  13.00                  -         $     -
Granted ......................................         -                             17,000           13.00
Exercised ....................................         -                                  -
Cancelled ....................................         -                                  -
                                                  ------                             ------
Outstanding at end of year ...................    17,000           13.00             17,000           13.00
                                                  ======                             ======

At December 31, 2003, no options were exercisable. The weighted average remaining life and exercise price for both exercisable and non exercisable options was 8.25 years and $13 per option, respectively.

NOTE 14 - STOCK WARRANTS

In connection with the Company's initial public stock sale, each of the twelve organizers received 5,000 stock warrants which gives them the right to purchase 5,000 shares of the Company's common stock at a price of $10.00 per share. The warrants vested equally over a three-year period beginning June 15, 2000 and expire on June 15, 2010 or ninety days after the warrant holder ceases to serve as a member of the Board of Directors.

A summary of the status of the Company's stock warrants and changes during the year is presented below:

                                                       December 31,
                                                       ------------
                                                  2003             2002
                                              -------------    -------------
Outstanding at beginning of year ..........          51,600           56,600
Granted ...................................              -                -
Exercised .................................           3,100               -
Cancelled .................................              -             5,000
                                              -------------    -------------
Outstanding at end of year ................          48,500           51,600
                                              =============    =============

At December 31, 2003, all of the warrants were exercisable.


NOTE 15 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.

Basic and diluted earnings per share are computed below:

                                                                                   Year ended December 31,
                                                                                   -----------------------
                                                                                     2003             2002
                                                                               --------------    -------------
Basic earnings per share computation:
Net income available to common shareholders ..............................     $      135,169    $     125,968
                                                                               ==============    =============
Average common shares outstanding - basic ................................            565,446          563,670
                                                                               ==============    =============
Basic net income per share ...............................................     $         0.24    $        0.22
                                                                               ==============    =============
Diluted earnings per share computation:
Net income available to common shareholders ..............................     $      135,169    $     125,968
                                                                               ==============    =============
Average common shares outstanding - basic ................................            565,446          563,670
Incremental shares from assumed conversions:
     Stock options and warrants ..........................................             15,450           17,722
                                                                               --------------    -------------
Average common shares outstanding - diluted ..............................            580,896          581,392
                                                                               --------------    -------------
Diluted earnings per share ...............................................      $        0.23    $        0.22
                                                                                =============    =============

NOTE 16 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of December 31, 2003, the most recent notification from the Bank's primary regulator categorized it as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

                                                                                                                   To Be Well-
                                                                                                               Capitalized Under
                                                                                         For Capital           Prompt Corrective
                                                                 Actual               Adequacy Purposes        Action Provisions
                                                                 ------               -----------------        -----------------
                                                           Amount        Ratio      Amount          Ratio      Amount      Ratio
                                                           ------        -----      ------          -----      ------      -----
December 31, 2003
     Total capital (to risk-weighted assets) ..........  $5,179,587     10.31%     $4,019,458        8.00%    $5,024,322   10.00%
     Tier 1 capital (to risk-weighted assets) .........   4,696,712      9.35       2,009,729        4.00      3,014,593    6.00
     Tier 1 capital (to average assets) ...............   4,696,712      9.28       2,023,920        4.00      2,529,900    5.00

December 31, 2002
     Total capital (to risk-weighted assets) ..........  $4,938,566     13.50%     $2,966,766        8.00%    $3,658,458   10.00%
     Tier 1 capital (to risk-weighted assets) .........   4,569,910     12.49       1,463,383        4.00      2,195,075    6.00
     Tier 1 capital (to average assets) ...............   4,569,910     10.49       1,743,292        4.00      2,179,116    5.00

The Federal Reserve has similar requirements for bank holding companies. The Company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2003, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $2,750,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank, under various maturity terms and interest rates, up to 10% of the Bank's total assets, which totaled $5,740,640 as of December 31, 2003. As of December 31, 2003, the Bank has borrowed $2,000,000 on this line.

NOTE 18 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

South Carolina banking regulations require that cash dividends paid to shareholders receive the prior written approval of the Commissioner of Banking. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.


NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The  following  table  summarizes  the  Company's   off-balance-sheet  financial
instruments whose contract amounts represent credit risk:

                                                          December 31,
                                                          ------------
                                                      2003             2002
                                                 -------------    -------------
Commitments to extend credit .................   $   7,229,066    $   4,247,166
Standby letters of credit ....................          45,000          100,000


NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The carrying values and estimated fair values of the Company's financial instruments as are as follows:

                                                                        December 31,
                                                                        ------------
                                                           2003                               2002
                                                           ----                               ----
                                                 Carrying        Estimated           Carrying       Estimated
                                                  Amount        Fair Value            Amount       Fair Value
                                                  ------        ----------            ------       ----------
Financial Assets:
  Cash and due from banks ................  $    1,413,904    $   1,413,904     $     808,282    $     808,282
  Federal funds sold .....................       2,371,780        2,371,780         3,050,991        3,050,991
  Securities available-for-sale ..........       2,344,649        2,344,649         2,513,281        2,513,281
  Nonmarketable equity securities ........         164,853          164,853           137,553          137,553
  Loans receivable .......................      48,262,788       47,524,615        35,232,689       35,160,533
  Accrued interest receivable ............         190,352          190,352           153,315          153,315

Financial Liabilities:
  Demand deposit, interest-bearing
    transaction, and savings accounts ....      26,736,470       26,736,470        17,432,225       17,432,225
  Certificates of deposit and
    other time deposits ..................      23,703,434       23,747,584        21,946,499       21,989,752
  Advances from Federal Home Loan Bank ...       2,000,000        2,000,000                -                -
  Accrued interest payable ...............         136,441          136,441           209,496          209,496

                                                Notional         Estimated          Notional        Estimated
                                                  Amount        Fair Value           Amount        Fair Value
                                                  ------        ----------           ------        ----------
Off-Balance Sheet Financial Instruments:
  Commitments to extend credit ...........  $    7,229,066    $   7,229,066     $   4,247,166    $   4,247,166
  Letters of credit ......................          45,000           45,000           100,000          100,000

                            REGIONAL BANKSHARES, INC.

                   Notes to Consolidated Financial Statements

NOTE 21 - REGIONAL BANKSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Regional Bankshares, Inc. (Parent Company Only).

                            Condensed Balance Sheets

                                                                                         December 31,
                                                                                         ------------
                                                                                     2003             2002
                                                                               --------------    -------------
Assets
     Cash .................................................................    $       34,691    $       3,691
     Investment in banking subsidiary .....................................         4,682,971        4,569,910
     Other assets .........................................................            10,234           10,233
                                                                               --------------    -------------
         Total assets .....................................................    $    4,727,896    $   4,583,834
                                                                               ==============    =============

Shareholders' equity ......................................................    $    4,727,896    $   4,583,834
                                                                               ==============    =============



                         Condensed Statements of Income


                                                                                   Year ended December 31,
                                                                                   -----------------------
                                                                                     2003             2002
                                                                               --------------    -------------

 Income ...................................................................    $           -     $          -

 Expenses
     Other expenses .......................................................                -                59
                                                                               --------------    -------------

 Loss before income taxes and equity in
   undistributed earnings of banking subsidiary ...........................                -               (59)

 Income tax benefit .......................................................                -                -
 Equity in undistributed earnings of banking subsidiary ...................           135,169          126,027
                                                                               --------------    -------------

 Net income ...............................................................    $      135,169    $     125,968
                                                                               ==============    =============

                       Condensed Statements of Cash Flows


                                                                                   Year ended December 31,
                                                                                   -----------------------
                                                                                     2003             2002
                                                                               --------------    -------------
Cash flows from operating activities:
     Net income ...........................................................    $      135,169    $     125,968
     Adjustments to reconcile new income
       to net cash used by operating activities:
         Equity in undistributed earnings
           of banking subsidiary ..........................................          (135,169)        (126,027)
                                                                               --------------    -------------
         Net cash used by operating activities ............................                -               (59)
                                                                               --------------    -------------

Cash flows from financing activities:
     Proceeds from exercise of stock warrants .............................            31,000               -
                                                                               --------------    -------------
         Net cash provided by financing activities ........................            31,000               -
                                                                               --------------    -------------

Increase (decrease) in cash ...............................................            31,000              (59)

Cash and cash equivalents, beginning of year ..............................             3,691            3,750
                                                                               --------------    -------------

Cash and cash equivalents, end of year ....................................    $       34,691    $       3,691
                                                                               ==============    =============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         (a)(1)(i)-(iv)(A) - Legislation and Securities Exchange Commission rules adopted in 2002 have significantly increased, and will continue to increase, the regulatory burdens on audit firms that audit the financial statements of companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Consequently, many smaller audit firms are deciding to limit their audit practice to companies that are not subject to the 1934 Act. Tourville, Simpson & Caskey, L.L.P. (TSC), which served as the Company's principal independent accountant since the Company's inception, was one such firm. Accordingly, TSC resigned as the Company's principal auditor effective January 2, 2003. TSC's report on the financial statements of the Company for each of the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Item 8A. Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Section 228.308.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Election of Directors -- Nominees for Re-election to the Board of Directors for terms of office to continue until the Annual Meeting of Shareholders in 2007," "-- Members of the Board of Directors whose terms of office will continue until the Annual Meeting of Shareholders in 2006," "-- Members of the Board of Directors whose terms of office will continue until the Annual Meeting of Shareholders in 2005," and "-- Executive Officers" in the Proxy Statement to be used in connection with the Company's 2004 Annual Stockholders Meeting (the "2004 Proxy Statement"), is incorporated herein by reference. Each director has served as a director since 1999, including service on the Board of Directors of the Bank prior to formation of the Company. The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Curtis A. Tyner, Sr., President and Chief Executive Officer, Regional Bankshares, Inc., 206 South Fifth Street, Hartsville, South Carolina 29550.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" and "2001 Stock Option Plan" in the 2004 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Management" in the 2004 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2003 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation             17,000                       $13.00                       33,000
plans approved by
security holders

Equity compensation             48,500(1)                    $10.00                          -0-
plans not approved              ------                                                    ------
by security holders

Total                           65,500                                                    33,000

(1) These represent director warrants. In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 5,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for the warrants is $10 per share and they may be exercised over a ten-year period. The right to exercise the warrants vested with respect to one-third of the warrants on each of June 15, 2000, June 15, 2001, and June 15, 2002, for each organizer who had served continuously as a director from the Bank's formation until the vesting date. Assuming all of the warrants issued to the organizers are exercised and that the Company issues no further common stock, the organizers would own an aggregate of 244,150 shares, or 40%, of the Company's outstanding common stock.

Item 12.   Certain Relationships and Related Transactions

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement is incorporated herein by reference.

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Amended Form 8-K, filed February 5, 2003).

21             Subsidiaries of the Registrant

31             Rule 13a-14(a)/15d-14(a) Certifications

32             18 U.S.C. Section 1350 Certifications

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2003.

Item 14.  Principal Accountant Fees and Services

         The  information  set  forth  under  the  caption  "Independent  Public
Accountants - Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2004 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REGIONAL BANKSHARES, INC.

March 26, 2004                   By: s/Curtis A. Tyner, Sr.
                                    --------------------------------------------
                                     Curtis A. Tyner, Sr.
                                     President, Chief Executive Officer and
                                        Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.


                  Signature                                         Title                               Date
                  ---------                                         -----                               ----


s/Gosnold G. Segars, Jr.
----------------------------                         Chairman of the Board of Directors            March 26, 2004
Gosnold G. Segars, Jr.

s/Curtis A. Tyner, Sr.
----------------------------                      President, Chief Executive Officer, Chief        March 26, 2004
Curtis A. Tyner, Sr.                              Financial Officer and Director (Principal
                                                 Executive Officer and Principal Accounting
                                                                  Officer)


----------------------------                                      Director                         March __, 2004
Francine P. Bachman

s/T. James Bell, Jr.
----------------------------                                      Director                         March 26, 2004
T. James Bell, Jr.


----------------------------                                      Director                         March __, 2004
Peter C. Coggeshall, Jr.

s/Franklin Hines
----------------------------                                      Director                         March 29, 2004
Franklin Hines

s/J. Richard Jones
----------------------------                                      Director                         March 29, 2004
J. Richard Jones

s/Woodward H. Morgan, III
----------------------------                                      Director                         March 26, 2004
Woodward H. Morgan, III


----------------------------                                      Director                         March __, 2004
Randolph G. Rogers


----------------------------                                      Director                         March __, 2004
Howard W. Tucker, Jr.


----------------------------                                      Director                         March __, 2004
Patricia M. West

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Amended Form 8-K, filed February 5, 2003).

21             Subsidiaries of the Registrant

31             Rule 13a-14(a)/15d-14(a) Certifications

32             18 U.S.C. Section 1350 Certifications