Form 10QSB
period 2004-03-31
REGIONAL BANKSHARES INC
filed 2004-05-13
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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


                             206 South Fifth Street
                        Hartsville, South Carolina 29550
                         (Address of principal executive
                          offices, including zip code)


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

        569,270 shares of common stock, $1.00 par value on April 30, 2004

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                            REGIONAL BANKSHARES, INC.



                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - March 31, 2004 and December 31, 2003...................................3

   Condensed Consolidated Statements of Income - Three months ended March 31, 2004 and 2003.......................4

   Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
     Three months ended March 31, 2004 and 2003...................................................................5

   Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003...................6

Notes to Condensed Consolidated Financial Statements............................................................7-9

Item 2. Management's Discussion and Analysis or Plan of Operation.............................................10-15

Item 3. Controls and Procedures..................................................................................15

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities..................................16

Item 6. Exhibits and Reports on Form 8-K.........................................................................16

   (a) Exhibits..................................................................................................16

   (b) Reports on Form 8-K.......................................................................................16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
                            REGIONAL BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                                   March 31,           December 31,
                                                                                                      2004                 2003
                                                                                                      ----                 ----
Assets:                                                                                           (Unaudited)
Cash and cash equivalents:
  Cash and due from banks ................................................................        $  1,799,860         $  1,413,904
  Federal funds sold .....................................................................           2,591,969            2,371,780
                                                                                                  ------------         ------------
    Total cash and cash equivalents ......................................................           4,391,829            3,785,684
                                                                                                  ------------         ------------

Securities available-for-sale ............................................................           3,317,795            2,344,649
Nonmarketable equity securities ..........................................................             164,853              164,853
                                                                                                  ------------         ------------
    Total investment securities ..........................................................           3,482,648            2,509,502
                                                                                                  ------------         ------------

Loans receivable .........................................................................          49,233,722           48,262,788
Less allowance for loan losses ...........................................................            (510,725)            (482,875)
                                                                                                  ------------         ------------
    Loans, net ...........................................................................          48,722,997           47,779,913
                                                                                                  ------------         ------------

Accrued interest receivable ..............................................................             199,633              190,352
Premises, furniture and equipment, net ...................................................           2,485,905            2,514,985
Other assets .............................................................................             580,111              626,061
                                                                                                  ------------         ------------
    Total assets .........................................................................        $ 59,862,313         $ 57,406,497
                                                                                                  ============         ============

Liabilities:
Deposits:
  Noninterest-bearing ....................................................................        $  6,977,991         $  6,968,579
  Interest-bearing .......................................................................           5,772,314            5,283,574
  Savings ................................................................................          18,969,422           14,484,317
  Time deposits $100,000 and over ........................................................           6,474,515            7,559,762
  Other time deposits ....................................................................          15,702,547           16,143,672
                                                                                                  ------------         ------------
    Total deposits .......................................................................          53,896,789           50,439,904
                                                                                                  ------------         ------------

Advances from Federal Home Loan Bank .....................................................           1,000,000            2,000,000
Accrued interest payable .................................................................             121,220              136,441
Other liabilities ........................................................................              45,690              102,256
                                                                                                  ------------         ------------
    Total liabilities ....................................................................          55,063,699           52,678,601
                                                                                                  ------------         ------------

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued .............                   -                    -
  Common stock, $1.00 par value; 10,000,000 shares authorized,
    569,270 and 566,770 shares issued and outstanding at March 31, 2004
    and December 31, 2003, respectively ..................................................             569,270              566,770
  Capital surplus ........................................................................           5,054,271            5,031,771
  Retained deficit .......................................................................            (824,983)            (856,905)
  Accumulated other comprehensive income (loss) ..........................................                  56              (13,740)
                                                                                                  ------------         ------------
    Total shareholders' equity ...........................................................           4,798,614            4,727,896
                                                                                                  ------------         ------------

    Total liabilities and shareholders' equity ...........................................        $ 59,862,313         $ 57,406,497
                                                                                                  ============         ============


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                        2004                  2003
                                                                                                        ----                  ----
Interest income:
  Loans, including fees ..............................................................               $723,122               $606,678
  Investment Securities:
    Taxable ..........................................................................                 22,279                 19,622
    Nonmarketable equity securities ..................................................                  1,859                  1,840
    Federal funds sold ...............................................................                  5,358                  6,134
                                                                                                     --------               --------
         Total .......................................................................                752,618                634,274
                                                                                                     --------               --------

Interest expense:
  Time deposits $100,000 and over ....................................................                 34,437                 46,926
  Other deposits .....................................................................                129,831                126,485
  Other interest expense .............................................................                  6,485                    924
                                                                                                     --------               --------
         Total .......................................................................                170,753                174,335
                                                                                                     --------               --------

Net interest income ..................................................................                581,865                459,939
Provision for loan losses ............................................................                 25,000                 27,000
                                                                                                     --------               --------
Net interest income after provision for loan losses ..................................                556,865                432,939
                                                                                                     --------               --------

Noninterest income:
  Service charges on deposit accounts ................................................                 62,591                 49,961
  Residential mortgage origination fees ..............................................                 17,132                 17,181
  Brokerage fee commissions ..........................................................                 20,708                 18,991
  Credit life insurance commissions ..................................................                    594                    723
  Other income .......................................................................                 17,115                 20,972
                                                                                                     --------               --------
         Total .......................................................................                118,140                107,828
                                                                                                     --------               --------

Noninterest expense:
  Salaries and employee benefits .....................................................                344,525                261,652
  Net occupancy expense ..............................................................                 42,805                 28,148
  Furniture and fixture expense ......................................................                 41,934                 28,456
  Other operating expenses ...........................................................                195,071                159,892
                                                                                                     --------               --------
         Total .......................................................................                624,335                478,148
                                                                                                     --------               --------

Income before income taxes ...........................................................                 50,670                 62,619
Income tax expense ...................................................................                 18,748                 23,169
                                                                                                     --------               --------

Net income ...........................................................................               $ 31,922               $ 39,450
                                                                                                     ========               ========

Earnings per share
Average shares outstanding ...........................................................                567,319                563,670
Net income  - basic ..................................................................               $   0.06               $   0.07
Net income - diluted .................................................................               $   0.05               $   0.07

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

          Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three months ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                                        Accumulated
                                               Common Stock                             Retained           Other
                                               ------------              Capital        Earnings       Comprehensive
                                           Shares          Amount        Surplus       (Deficit)           Income           Total
                                           ------          ------        -------       ---------           ------           -----

Balance,
 December 31, 2002 .............         563,670       $  563,670       $5,003,871      $ (992,074)      $    8,367      $4,583,834

Net income
 for the period ................                                                            39,450                           39,450

Other
 comprehensive
 income, net of
 benefit of $2,350 .............                                                                             (4,001)         (4,001)
                                                                                                                         ----------

Comprehensive
 income ........................                                                                                             35,449
                                      ----------       ----------       ----------      ----------       ----------      ----------

Balance,
 March 31, 2003 ................         563,670       $  563,670       $5,003,871      $ (952,624)      $    4,366      $4,619,283
                                      ==========       ==========       ==========      ==========       ==========      ==========

Balance,
 December 31, 2003 .............         566,770       $  566,770       $5,031,771      $ (856,905)      $  (13,740)     $4,727,896

Net income for
 the period ....................                                                            31,922                           31,922

Other
 comprehensive
 income, net of
 expense of $8,102 .............                                                                             13,796          13,796
                                                                                                                         ----------

Comprehensive income ...........                                                                                             45,718

Exercise of stock
   warrants ....................           2,500            2,500           22,500                                           25,000
                                      ----------       ----------       ----------      ----------       ----------      ----------

Balance,
 March 31, 2004 ................         569,270       $  569,270       $5,054,271      $ (824,983)      $       56      $4,798,614
                                      ==========       ==========       ==========      ==========       ==========      ==========

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                               Three Months Ended
                                                                                                                    March 31,
                                                                                                                    ---------
                                                                                                           2004                 2003
                                                                                                           ----                 ----
Cash flows from operating activities:
  Net income ...............................................................................        $    31,922         $    39,450
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization ..........................................................             38,035              32,209
    Provision for loan losses ..............................................................             25,000              27,000
    Accretion and premium amortization .....................................................              2,408                   -
    Deferred income tax provision ..........................................................             50,238              16,681
    Increase in interest receivable ........................................................             (9,281)            (10,640)
    Decrease in interest payable ...........................................................            (15,221)            (50,032)
    Decrease (increase) in other assets ....................................................            (12,390)              1,382
    Increase (decrease) in other liabilities ...............................................            (56,566)              8,975
                                                                                                    -----------         -----------
      Net cash provided by operating activities ............................................             54,145              65,025
                                                                                                    -----------         -----------

Cash flows from investing activities:
  Purchase of nonmarketable equity securities ..............................................                  -             (27,300)
  Calls and maturities of securities available-for-sale ....................................            551,936           1,000,000
  Purchase of securities available-for-sale ................................................         (1,505,592)                  -
  Net increase in loans made to customers ..................................................           (968,084)         (2,925,234)
  Purchases of premises and equipment ......................................................             (8,145)            (11,556)
                                                                                                    -----------         -----------
    Net cash used by investing activities ..................................................         (1,929,885)         (1,964,090)
                                                                                                    -----------         -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts ...........................................................          4,983,257           2,536,180
  Net increase (decrease) in certificates of deposit and other time deposits ...............         (1,526,372)          1,863,444
  Advances from Federal Home Loan Bank .....................................................          1,000,000           1,000,000
  Repayment of advances from Federal Home Loan Bank ........................................         (2,000,000)         (1,000,000)
  Proceeds from exercise of stock warrants .................................................             25,000                   -
                                                                                                    -----------         -----------
    Net cash provided by financing activities ..............................................          2,481,885           4,399,624
                                                                                                    -----------         -----------

Net increase in cash and cash equivalents ..................................................            606,145           2,500,559

Cash and cash equivalents, beginning .......................................................          3,785,684           3,859,273
                                                                                                    -----------         -----------

Cash and cash equivalents, ending ..........................................................        $ 4,391,829         $ 6,359,832
                                                                                                    ===========         ===========

Cash paid during the period for:
 Income taxes ..............................................................................        $     1,993         $     5,671
 Interest ..................................................................................        $   185,974         $   228,849

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us occurred during the quarter ending March 31, 2004.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 - Stock-Based Compensation

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

                                                                                                  Three months ended March 31,
                                                                                                  ----------------------------
                                                                                                  2004                     2003
                                                                                                  ----                     ----
Net income, as reported .....................................................               $       31,922            $      39,450
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ................................                       (6,131)                  (6,131)
                                                                                            --------------               ----------

Pro forma net income (loss) .................................................               $       25,791            $      33,319
                                                                                            ==============               ==========

Earnings (loss) per share:
  Basic - as reported .......................................................               $         0.06               $     0.07
                                                                                            ==============               ==========
  Basic - pro forma .........................................................               $         0.05               $     0.06
                                                                                            ==============               ==========

  Diluted - as reported .....................................................               $         0.05               $     0.07
                                                                                            ==============               ==========
  Diluted - pro forma .......................................................               $         0.04               $     0.06
                                                                                            ==============               ==========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share
A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003 are as follows:

                                                                                            Three Months Ended March 31, 2004
                                                                                            ---------------------------------
                                                                                     Income              Shares            Per Share
                                                                                  (Numerator)          (Denominator)         Amount
                                                                                  -----------          -------------         ------
Basic earnings per share
Income available to common shareholders ............................               $31,922               567,319            $   0.06
                                                                                                                            ========
Effect of dilutive securities
Stock options and warrants .........................................                     -                14,373
                                                                                   -------              --------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions ...........................................               $31,922               581,692            $   0.05
                                                                                   =======               =======            ========


                                                                                           Three Months Ended March 31, 2003
                                                                                           ---------------------------------
                                                                                    Income                 Shares          Per Share
                                                                                 (Numerator)           (Denominator)         Amount
                                                                                 -----------           -------------         ------
Basic earnings per share
Income available to common shareholders ............................               $39,450               563,670            $   0.07
                                                                                                                            ========
Effect of dilutive securities
Stock options and warrants .........................................                     -                17,772
                                                                                   -------              --------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions ...........................................               $39,450               581,442            $   0.08
                                                                                   =======               =======            ========

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2004 and 2003:

                                                                                             Pre-tax       (Expense)      Net-of-tax
                                                                                              Amount        Benefit        Amount
                                                                                              ------        -------        ------
For the Three Months Ended March 31, 2004:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $21,898         $(8,102)       $13,796
   Plus: reclassification adjustment for (gains) losses
      realized in net income ......................................................               -               -              -
                                                                                            -------         -------        -------
Net unrealized (gains) losses on securities .......................................          21,898          (8,102)        13,796
                                                                                            -------         -------        -------

Other comprehensive income ........................................................         $21,898         $(8,102)       $13,796
                                                                                            =======         =======        =======

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Comprehensive Income - continued

                                                                                           Pre-tax         (Expense)      Net-of-tax
                                                                                            Amount          Benefit        Amount
                                                                                            ------          -------        ------
For the Three Months Ended March 31, 2003:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ...................         $(6,351)         $ 2,350         $(4,001)
   Plus: reclassification adjustment for (gains) losses
      realized in net income .....................................................               -                -               -
                                                                                           -------          -------         -------
Net unrealized (gains) losses on securities ......................................          (6,351)           2,350          (4,001)
                                                                                           -------          -------         -------

Other comprehensive income .......................................................         $(6,351)         $ 2,350         $(4,001)
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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2004 compared to December 31, 2003, and the results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2003. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Words such as "expect," "estimate," "anticipate," "believe," "project," "intend," "plan," and similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.


Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income increased $121,926, or 26.51%, to $581,865 as compared to $459,939 for the same period in 2003. Interest income from loans, including fees increased $116,444, or 19.19%, from the three months ended March 31, 2003 to the comparable period in 2004 as we continue to experience growth in our loan portfolio. Interest expense for the three months ended March 31, 2004 was $170,753 as compared to $174,335 for the same period in 2003. Although interest bearing accounts increased for the period ended March 31, 2004, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period ended March 31, 2003, resulting in a decrease in interest expense. The net interest margin realized on earning assets decreased from 4.52% for the three months ended March 31, 2003 to 4.38% for the same period in 2004. The interest rate spread decreased by 30 basis points from 4.51% at March 31, 2003 to 4.21% at March 31, 2004.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2004, the provision charged to expense was $25,000, as compared to $27,000 for the same period in 2003. The allowance for loan losses represents 1.04% of gross loans at March 31, 2004 and 1.04% at March 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the three months ended March 31, 2004 was $118,140, an increase of $10,312 from $107,828 during the comparable period in 2003. The largest component of noninterest income was service charges on deposit accounts, which totaled $62,591 for the three months ended March 31, 2004, as compared to $49,961 for the three months ended March 31, 2003.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $624,335, which was 30.57% higher than the $478,148 amount for the three months ended March 31, 2003. The largest category, salaries and employee benefits, increased from $261,652 for the three months ended March 31, 2003 to $344,525 for the three months ended March 31, 2004. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank. Net occupancy expense increased $14,657, or 52.07% to $42,805 for the three months ended March 31, 2004 when compared to the same period in 2003. This increase is mainly due the addition of our McBee branch in May 2003 and our operations facility in April 2003.

Income Taxes

Income tax expense for the three months ended March 31, 2004 was $18,748 as compared to an income tax expense of $23,169 for the same period in 2003. The effective tax rate was 37% for the three months ended March 31, 2004 and 2003.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2004 of $31,922 as compared to net income of $39,450 for the same period in 2003. Net income before taxes of $50,670 was partially offset by the income tax expense of $18,748. Net income before taxes for the same period in 2003 was $62,619, which was partially offset by the income tax expense of $23,169.

Financial Condition

Assets and Liabilities

During the first three months of 2004, total assets increased $2,455,816, or 4.28%, when compared to December 31, 2003. Total loans increased $970,934, or 20.12% during the first three months of 2004. Total deposits also increased $3,456,885, or 6.85%, from the December 31, 2003 amount of $50,439,904. Federal funds sold increased $220,189 from December 31, 2003 to $2,591,969 at March 31, 2004 as funds generated from deposit growth were placed in overnight federal funds until needed to fund loans. Within the deposit area, other time deposits decreased $441,125, or 2.73%, during the first three months of 2004. Savings deposits increased $4,485,105, or 3.10%, during the first three months of 2004.

Investment Securities

Investment securities increased from $2,509,502 at December 31, 2003 to $3,482,648 at March 31, 2004. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2004.

                            REGIONAL BANKSHARES, INC.

Loans

We continued our trend of loan growth during the first three months of 2004. Net loans increased $943,084, or 1.97%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 6.78%, or $2,133,969, from December 31, 2003 to March 31, 2004.
Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

                                                    March 31,       December 31,
                                                      2004               2003
                                                      ----               ----
Real estate - construction ...............        $ 4,086,568        $ 3,898,644
Real estate - mortgage ...................         33,615,401         31,481,432
Commercial and industrial ................          5,512,002          6,925,789
Consumer and other .......................          6,019,751          5,956,923
                                                  -----------        -----------
                                                  $49,233,722        $48,262,788
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                       March 31,    December 31,
                                                         2004           2003
                                                         ----           ----
Loans: Nonaccrual loans .............................  $  8,865       $ 10,884

Accruing loans more than 90 days past due ...........  $  7,364       $  7,874

Loans identified by the internal review mechanism:

   Criticized ........................................ $441,271       $449,876
   Classified ........................................ $ 14,162       $ 17,009

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

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                        Three months ended
                                                                                                            March 31,
                                                                                                            ---------
                                                                                                  2004                    2003
                                                                                                  ----                    ----
Balance, January 1, ...............................................................           $    482,875            $    368,656
Provision for loan losses for the period ..........................................                 25,000                  27,000
Net loans (charged-off) recovered for the period ..................................                  2,850                    (190)
                                                                                              ------------            ------------

Balance, end of period ............................................................           $    510,725            $    395,466
                                                                                              ============            ============

Gross loans outstanding, end of period ............................................           $ 49,233,722            $ 38,157,733

Allowance for loan losses to loans outstanding, end of period .....................                   1.04%                   1.04%

                            REGIONAL BANKSHARES, INC.

Deposits

At March 31, 2004, total deposits had increased by $3,456,885, or 6.85%, from December 31, 2003. The largest increase was in savings deposits, which increased $4,485,105, or 3.10%, from December 31, 2003 to March 31, 2004. Expressed in percentages, noninterest-bearing deposits increased 0.14% and interest-bearing deposits increased 7.82%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

                                                     March 31,      December 31,
                                                       2004             2003
                                                       ----             ----
Noninterest-bearing demand deposits ..........      $ 6,977,991      $ 6,968,579
Interest-bearing demand deposits .............        5,772,314        5,283,574
Savings deposits .............................       18,969,422       14,484,317
Time deposits $100,000 and over ..............        6,474,515        7,559,762
Other time deposits ..........................       15,702,547       16,143,672
                                                    -----------      -----------

                                                    $53,896,789      $50,439,904
                                                    ===========      ===========

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 89.68% at March 31, 2004 and 92.03% at December 31, 2003.

Securities available-for-sale, which totaled $3,317,795 at March 31, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2004, unused lines of credit totaled $2,750,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $5,986,231 as of March 31, 2004. As of March 31, 2004 we had $1,000,000 borrowed on this line.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2004, the Bank had issued commitments to extend credit of $7,424,310 and standby letters of credit totaling $45,000. Approximately $6,538,315 of these commitments to extend credit had variable rates.

                            REGIONAL BANKSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2004.

                                                          After One     After Three
                                                           Through        Through                         Greater
                                          Within One         Three         Twelve          Within One       Than
                                            Month           Months         Months            Year          One Year          Total
                                            -----           ------         ------            ----          --------          -----

Unused commitments to
  extend credit ....................      $  160,673      $  711,910      $1,510,263      $2,382,846      $5,041,464      $7,424,310
Standby letters of credit ..........               -               -          45,000               -               -          45,000
                                          ----------      ----------      ----------      ----------      ----------      ----------

Totals .............................      $  160,673      $  711,910      $1,555,263      $2,382,846      $5,041,464      $7,469,310
                                          ==========      ==========      ==========      ==========      ==========      ==========

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Bank's need for funds in the periods shown.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2003 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased from $4,727,896 at December 31, 2003 to $4,798,614 at March 31, 2004. The increase is due to net income for the period of $31,922. The increase was also attributable to a positive change of $13,796 in the fair value of securities available-for-sale and from the exercise of 2,500 stock warrants.

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

                            REGIONAL BANKSHARES, INC.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2004, as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at March 31, 2004:

Shareholders' equity .......................................        $ 4,728,634
 Less: intangibles .........................................                  -
                                                                    -----------
 Tier 1 capital ............................................          4,728,634
                                                                    -----------

 Plus: allowance for loan losses (1) .......................            510,725
                                                                    -----------
 Total capital .............................................        $ 5,239,359
                                                                    ===========

 Risk-weighted assets ......................................        $51,783,091
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ................               9.13%
   Total capital (to risk-weighted assets) .................              10.12%
   Tier 1capital (to total average assets) .................               8.06%

 (1) limited to 1.25% of risk-weighted assets

The Company is in the process of evaluating its capital requirements for the future.


Item 3. Controls and Procedures

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

No disclosure is required under 17 C.F.R. Section 228.308(c).

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

(c) On March 9, 2004, the Company issued 2,500 shares of its common stock to a director for $25,000 upon the exercise of warrants. Issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 31 - Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K during the quarter ended March 31, 2004.

                            REGIONAL BANKSHARES, INC.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 13, 2004                /s/ CURTIS A. TYNER
      -------------                ---------------------------------------------
                                   Curtis A. Tyner, President,
                                   Chief Executive Officer and Chief Financial
                                   Officer