Form 10QSB
period 2004-06-30
REGIONAL BANKSHARES INC
filed 2004-08-13
CIK 1135513

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   X
 ----              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

 ----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

       570,570 shares of common stock, $1.00 par value as of July 31, 2004

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                            REGIONAL BANKSHARES, INC.

                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------                                                                                      --------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2004 and December 31, 2003..................................    3

         Condensed Consolidated Statements of Income - Six months ended June 30, 2004 and 2003
           and Three months ended June 30, 2004 and 2003..............................................................    4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2004 and 2003....................................................................    5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003....................    6

         Notes to Condensed Consolidated Financial Statements......................................................... 7-10

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................11-16

Item 3. Controls and Procedures.......................................................................................   17

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities.......................................   18

Item 4. Submission of Matters to a Vote of Security Holders...........................................................   18

Item 6. Exhibits and Reports on Form 8-K..............................................................................   18

         (a) Exhibits.................................................................................................   18

         (b) Reports on Form 8-K......................................................................................   18

                            REGIONAL BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

                                                                                                  June 30,             December 31,
                                                                                                    2004                  2003
                                                                                                    ----                  ----
                                                                                                 (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $  1,319,348           $  1,413,904
     Federal funds sold ..............................................................               450,774              2,371,780
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             1,770,122              3,785,684
                                                                                                ------------           ------------

   Securities available-for-sale .....................................................             3,624,499              2,344,649
   Nonmarketable equity securities ...................................................               213,953                164,853
                                                                                                ------------           ------------
       Total investment securities ...................................................             3,838,452              2,509,502
                                                                                                ------------           ------------

Loans receivable .....................................................................            52,855,160             48,262,788
Less allowance for loan losses .......................................................              (524,219)              (482,875)
                                                                                                ------------           ------------
       Loans, net ....................................................................            52,330,941             47,779,913
                                                                                                ------------           ------------
Accrued interest receivable ..........................................................               191,260                190,352
Premises and equipment, net ..........................................................             2,475,564              2,514,985
Other assets .........................................................................               498,387                626,061
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 61,104,726           $ 57,406,497
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing ...............................................................          $  7,513,817           $  6,968,579
   Interest-bearing ..................................................................             6,785,109              5,283,574
   Savings ...........................................................................            16,304,971             14,484,317
   Time deposits $100,000 and over ...................................................             6,271,493              7,559,762
   Other time deposits ...............................................................            17,248,858             16,143,672
                                                                                                ------------           ------------
       Total deposits ................................................................            54,124,248             50,439,904
                                                                                                ------------           ------------
Advances from Federal Home Loan Bank .................................................             2,000,000              2,000,000
Accrued interest payable .............................................................               102,051                136,441
Other liabilities ....................................................................                17,443                102,256
                                                                                                ------------           ------------
       Total liabilities .............................................................            56,243,742             52,678,601
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     570,570 and 566,770 shares issued and outstanding at
     June 30, 2004 and December 31, 2003, respectively ...............................               570,570                566,770
   Capital surplus ...................................................................             5,065,971              5,031,771
   Retained earnings (deficit) .......................................................              (720,514)              (856,905)
   Accumulated other comprehensive income (loss) .....................................               (55,043)               (13,740)
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             4,860,984              4,727,896
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 61,104,726           $ 57,406,497
                                                                                                ============           ============

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                        Six Months Ended                    Three Months Ended
                                                                             June 30,                             June 30,
                                                                             --------                             --------
                                                                    2004               2003                2004            2003
                                                                    ----               ----                ----            ----
Interest income:
   Loans, including fees ...............................         $1,517,617         $1,251,844         $  794,495         $  645,166
   Investment securities
     Taxable ...........................................             37,184             36,815             14,906             17,193
     Nonmarketable equity securities ...................              2,688              3,712                830              1,872
     Federal funds sold ................................              9,176             16,629              3,818             10,495
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          1,566,665          1,309,000            814,049            674,726
                                                                 ----------         ----------         ----------         ----------
Interest expense:
   Time deposits $100,000 and over .....................             64,251             94,485             29,814             47,559
   Other deposits ......................................            252,085            263,389            122,254            136,904
   Other interest expense ..............................             10,562              1,611              4,077                687
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            326,898            359,485            156,145            185,150
                                                                 ----------         ----------         ----------         ----------
Net interest income ....................................          1,239,767            949,515            657,904            489,576
Provision for loan losses ..............................             55,000             52,000             30,000             25,000
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
   loan losses .........................................          1,184,767            897,515            627,904            464,576
Other income:
   Service charges on deposit accounts .................            138,374            102,738             75,783             52,777
   Residential mortgage origination fees ...............             37,358             52,401             20,226             35,221
   Brokerage fee commissions ...........................             45,000             58,706             24,292             39,715
   Credit life insurance commissions ...................              2,527              1,201              1,933                478
   Other income ........................................             35,857             33,137             18,741             12,165
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            259,116            248,183            140,975            140,356
                                                                 ----------         ----------         ----------         ----------
Other expense:
   Salaries and employee benefits ......................            649,148            579,513            304,561            317,861
   Net occupancy expense ...............................             86,579             61,842             43,774             33,695
   Furniture and fixture expense .......................             84,590             68,486             42,657             40,032
   Other operating expenses ............................            407,071            335,393            212,064            175,499
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          1,227,388          1,045,234            603,056            567,087
                                                                 ----------         ----------         ----------         ----------
Income before income taxes .............................            216,495            100,464            165,823             37,845
Income tax expense .....................................             80,104             37,172             61,355             14,003
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $  136,391         $   63,292         $  104,468         $   23,842
                                                                 ==========         ==========         ==========         ==========
Earnings per share
Average shares outstanding .............................            568,402            564,227            569,484            564,778
Net income - basic .....................................         $     0.24         $     0.11         $     0.18         $     0.04
Net income - diluted ...................................         $     0.23         $     0.11         $     0.18         $     0.04

                            REGIONAL BANKSHARES, INC.
          Condensed Consolidated Statements of Shareholders' Equity and
      Comprehensive Income For the six months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                                                                       Accumulated
                                                 Common Stock                           Retained          Other
                                                 ------------            Capital        Earnings      Comprehensive
                                             Shares      Amount          Surplus        (Deficit)          Income          Total
                                             ------      ------          -------        ---------          ------          -----
Balance,
   December 31, 2002 ...................     563,670  $  563,670    $   5,003,871    $    (992,074)    $      8,367   $   4,583,834

Net income
   for the period ......................                                                    63,292                           63,292

Other comprehensive income,
   net of tax of $3,328 ................                                                                      5,666           5,666
                                                                                                                      -------------

Comprehensive
   income ..............................                                                                                     68,958
                                                                                                                      -------------

Warrants exercised
   at $10.00 per share .................       2,100       2,100           18,900                                            21,000
                                             -------  ----------    -------------    -------------     ------------   -------------

Balance,
   June 30, 2003 .......................     565,770  $  565,770    $   5,022,771    $    (928,782)    $     14,033   $   4,673,792
                                             =======  ==========    =============    ==============    ============   =============

Balance,
   December 31, 2003 ...................     566,770  $  566,770    $   5,031,771    $    (856,905)    $    (13,740)  $   4,727,896

Net income
   for the period ......................                                                   136,391                          136,391

Other comprehensive income,
   net of tax of $22,809 ...............                                                                    (41,303)        (41,303)
                                                                                                                      --------------

Comprehensive
   income ..............................                                                                                     95,088
                                                                                                                      -------------

Warrants exercised
   at $10.00 per share .................       3,800       3,800           34,200                                            38,000
                                             -------  ----------    -------------    -------------     ------------   -------------

Balance,
   June 30, 2004 .......................     570,570  $  570,570    $   5,065,971    $    (720,514)    $    (55,043)  $   4,860,984
                                             =======  ==========    =============    ==============    =============  =============

                            REGIONAL BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                               Six Months Ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                          2004                2003
                                                                                                          ----                ----
Cash flows from operating activities:
   Net income ..............................................................................        $   136,391         $    63,292
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization .......................................................             86,439              68,771
       Provision for possible loan losses ..................................................             55,000              52,000
       Accretion and premium amortization ..................................................              4,032                 781
       Deferred income tax provision .......................................................             92,405              26,690
       Increase in interest receivable .....................................................               (908)             (1,128)
       Increase (decrease) in interest payable .............................................            (34,390)            (62,090)
       Decrease (increase) in other assets .................................................             59,526              13,792
       Increase in other liabilities .......................................................            (84,813)             20,634
       Increase in gain (loss) on sale/paydown of securities ...............................              3,267                 174
                                                                                                    -----------         -----------
         Net cash provided by operating activities .........................................            316,949             182,916
                                                                                                    -----------         -----------
Cash flows from investing activities:
   Purchases of securities available-for-sale ..............................................         (2,005,592)         (2,026,094)
   Maturities of securities available-for-sale .............................................            652,883           2,506,635
   Purchase of nonmarketable equity securities .............................................            (49,100)            (27,300)
   Net increase in loans made to customers .................................................         (4,606,028)         (6,129,957)
   Purchases of premises and equipment .....................................................            (47,018)           (568,096)
                                                                                                    -----------         -----------
         Net cash used by investing activities .............................................         (6,054,855)         (6,244,812)
                                                                                                    -----------         -----------
Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing transaction
     accounts and savings accounts .........................................................          3,867,427           3,892,998
   Net increase (decrease) in certificates of deposit and other time deposits ..............           (183,083)          3,048,081
   Repayments of Federal Home Loan Bank advances ...........................................                  -                   -
   Proceeds from exercise of warrants ......................................................             38,000              21,000
                                                                                                    -----------         -----------
         Net cash provided by financing activities .........................................          3,722,344           6,962,079
                                                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents .......................................         (2,015,562)            900,183
Cash and cash equivalents, beginning .......................................................          3,785,684           3,859,273
                                                                                                    -----------         -----------
Cash and cash equivalents, ending ..........................................................        $ 1,770,122         $ 4,759,456
                                                                                                    ===========         ===========

Cash paid during the period for:
   Income taxes ............................................................................        $     3,050         $     2,850
   Interest ................................................................................        $   361,288         $   421,575

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation
The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2 - Recently Issued Accounting Pronouncements
No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending June 30, 2004, other than the exposure draft described below.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

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

                                                                                                      Six Months Ended June 30,
                                                                                                      -------------------------
                                                                                                    2004                   2003
                                                                                                    ----                   ----
Net income, as reported .........................................................             $      136,391          $      63,292
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ...................................                    (10,820)               (12,263)
                                                                                              --------------             ----------
Pro forma net income ............................................................             $      125,571          $      51,029
                                                                                              ==============             ==========
Earnings per share:
   Basic - as reported ..........................................................             $         0.24             $     0.11
                                                                                              ==============             ==========
   Basic - pro forma ............................................................             $         0.22             $     0.09
                                                                                              ==============             ==========
   Diluted - as reported ........................................................             $         0.23             $     0.11
                                                                                              ==============             ==========
   Diluted - pro forma ..........................................................             $         0.22             $     0.09
                                                                                              ==============             ==========

                            REGIONAL BANKSHARES, INC.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued

                                                                                                   Three Months Ended June 30,
                                                                                                   ---------------------------
                                                                                                   2004                     2003
                                                                                                   ----                     ----
Net income, as reported .........................................................             $      104,468             $   23,842
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ...................................                     (5,410)                (6,131)
                                                                                              --------------             ----------
Pro forma net income ............................................................             $       99,058             $   17,711
                                                                                              ==============             ==========
Earnings per share:
   Basic - as reported ..........................................................             $         0.18             $     0.04
                                                                                              ==============             ==========
   Basic - pro forma ............................................................             $         0.17             $     0.03
                                                                                              ==============             ==========
   Diluted - as reported ........................................................             $         0.18             $     0.04
                                                                                              ==============             ==========
   Diluted - pro forma ..........................................................             $         0.17             $     0.03
                                                                                              ==============             ==========

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                                                          Six Months Ended June 30, 2004
                                                                                          ------------------------------
                                                                                    Income                 Shares          Per Share
                                                                                  (Numerator)          (Denominator)         Amount
                                                                                  -----------          -------------         ------
Basic earnings per share
   Income available to common shareholders ..........................              $136,391               568,402           $   0.24
                                                                                                                            ========
Effect of dilutive securities
   Stock options and warrants .......................................                     -                14,668
                                                                                   --------                ------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $136,391               583,070           $   0.23
                                                                                   ========               =======           ========

                                                                                          Six Months Ended June 30, 2003
                                                                                          ------------------------------
                                                                                    Income                 Shares          Per Share
                                                                                  (Numerator)          (Denominator)         Amount
                                                                                  -----------          -------------         ------
Basic earnings per share
   Income available to common shareholders ............................              $63,292              564,227           $   0.11
                                                                                                                            ========
Effect of dilutive securities
   Stock options and warrants .........................................                    -               17,599
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $63,292              581,826           $   0.11
                                                                                     =======              =======           ========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share - continued

                                                                                             Three Months Ended June 30, 2004
                                                                                             --------------------------------
                                                                                    Income                 Shares          Per Share
                                                                                  (Numerator)          (Denominator)         Amount
                                                                                  -----------          -------------         ------
Basic earnings per share
   Income available to common shareholders ..........................              $104,468               569,484           $   0.18
                                                                                                                            ========
Effect of dilutive securities
   Stock options and warrants .......................................                     -                14,384
                                                                                   --------                ------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $104,468               583,868           $   0.18
                                                                                   ========               =======           ========

                                                                                             Three Months Ended June 30, 2003
                                                                                             --------------------------------
                                                                                    Income                 Shares          Per Share
                                                                                  (Numerator)          (Denominator)         Amount
                                                                                  -----------          -------------         ------
Basic earnings per share
   Income available to common shareholders ............................              $23,842              564,778           $   0.04
                                                                                                                            ========
Effect of dilutive securities
   Stock options and warrants .........................................                    -               17,428
                                                                                     -------               ------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $23,842              582,206           $   0.04
                                                                                     =======              =======           ========

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2004 and 2003:

                                                                                              Six Months Ended June 30, 2004
                                                                                              ------------------------------
                                                                                         Pre-tax           (Expense)      Net-of-tax
                                                                                         Amount             Benefit          Amount
                                                                                         ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(64,112)         $ 22,809         $(41,303)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (64,112)           22,809          (41,303)
                                                                                        --------          --------         --------
Other comprehensive income ....................................................         $(64,112)         $ 22,809         $(41,303)
                                                                                        ========          ========         ========

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
                                                                                            =======         =======          =======


                                                                                            Three Months Ended June 30, 2004
                                                                                            --------------------------------
                                                                                        Pre-tax          (Expense)       Net-of-tax
                                                                                         Amount           Benefit          Amount
                                                                                         ------           -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(86,010)         $ 30,911         $(55,099)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (86,010)           30,911          (55,099)
                                                                                        --------          --------         --------
Other comprehensive income ....................................................         $(86,010)         $ 30,911         $(55,099)
                                                                                        ========          ========         ========


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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2004 compared to December 31, 2003, and the results of operations for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2003. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2004, net interest income increased $290,252, or 30.57%, to $1,239,767 as compared to $949,515 for the same period in 2003. Interest income from loans, including fees, increased $265,773, or 21.23%, from the six months ended June 30, 2003 to the comparable period in 2004, as we continued to experience growth in our loan portfolio. Interest expense for the six months ended June 30, 2004 was $326,898 as compared to $359,485 for the same period in 2003. Although interest bearing accounts such as savings accounts and certificates of deposit increased for the six months ended June 30, 2004, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period ended June 30, 2003, resulting in a decrease in interest expense. The net interest margin realized on earning assets increased from 4.01% for the six months ended June 30, 2003 to 4.59% for the same period in 2004. The interest rate spread increased by 24 basis points from 4.17% at June 30, 2003 to 4.41% at June 30, 2004.

For the quarter ended June 30, 2004, net interest income totaled $657,904, an increase of $168,328, or 34.38%, when compared to the same quarter ended June 30, 2003. Interest income totaling $794,495 was generated from loans, including fees, during the quarter ended June 30, 2004, as compared to $645,166 during the comparable period in 2003. These changes also resulted from growth in the amount of earning assets as well as supporting liabilities coupled with the effects of a lower interest rate environment. Interest expense on deposit accounts was $152,068 for the quarter ended June 30, 2004, as compared to $184,463 for the same period in 2003. The net interest margin realized on earning assets was 4.73% for the quarter ended June 30, 2004, as compared to 3.82% during the same period in 2003. The interest rate spread was 4.55% for the quarter ended June 30, 2004, as compared to 4.00% for the quarter ended June 30, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2004, the provision charged to expense was $55,000, as compared to $52,000 in the same period a year earlier. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. For the quarter ended June 30, 2004, the provision charged to expense was $30,000, as compared to $25,000 for the same period in 2003. The allowance represents 0.99% and 1.01% of gross loans at June 30, 2004 and 2003, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the six months ended June 30, 2004 was $259,116, an increase of $10,933 from $248,183 during the comparable period in 2003. The increase is primarily a result of increased service charges which totaled $138,374 for the six months ended June 30, 2004 as compared to $102,738 in the same period in 2003. Residential mortgage origination fees decreased $15,043 as compared to the six months ended June 30, 2003. This decrease is attributable to a decline in consumer refinancing activity. Brokerage fee commissions declined from $58,706 for the six months ended June 30, 2003 to $45,000 for the six months ended June 30, 2004. The decline is attributable to changes in the investment market due to a low interest rate environment.

For the quarter ended June 30, 2004, noninterest income was $140,975, an increase of $619, or 0.44% from the same period ended June 30, 2003. The largest component of noninterest income was service charges on deposit accounts, which totaled $75,783 for the quarter ended June 30, 2004, as compared to $52,777 for the quarter ended June 30, 2003. Residential mortgage origination fees were $20,226 for the quarter ended June 30, 2004, as compared to $35,221 for the same quarter of 2003. This decline from the previous year is due to a decline in residential refinancing. Income from brokerage fee commissions totaled $24,292 for the quarter ended June 30, 2004, a decrease from $39,715 for the quarter ended June 30, 2003. This is mainly due to changes in the investment market due to a low interest rate environment.


Noninterest Expense

Total noninterest expense for the six months ended June 30, 2004 was $1,227,388, which was 17.42% higher than the $1,045,234 amount for the six months ended June 30, 2003. The largest category, salaries and employee benefits, increased from $579,513 for the six months ended June 30, 2003 to $649,148 for the six months ended June 30, 2004. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank. Net occupancy expense increased from $61,842 to $86,579 for the six months ended June 30, 2004. There was also an increase of $16,204 in furniture and fixtures expense when compared to the previous year. Both the increase in net occupancy expense and furniture and fixtures expense are due to the addition of an Operations center in April 2003 and the opening of our McBee branch in May 2003.

For the quarter ended June 30, 2004, noninterest expense increased $35,969, or 6.34% as compared to the same period ended June 30, 2003. The largest category, salaries and employee benefits, decreased from $317,861 for the quarter ended June 30, 2003 to $304,561 for the quarter ended June 30, 2004.

Income Taxes

The income tax expense for the six months ended June 30, 2004 was $80,104, an increase of $42,932or 115.49% as compared to the same period ended June 30, 2003. This is the result of an increase in income before taxes. The effective tax rate was 37.00% for the six months ended June 30, 2004 and 2003. The effective tax rate was 37.00% the quarters ended June 30, 2004 and 2003.


Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2004 of $136,391 as compared to a net income of $63,292 for the same period in 2003. The net income before taxes of $216,495 was partially offset by the income tax expense of $80,104 during the six months ended June 30, 2004. The net income before taxes for the same period in 2003 was $100,464, which was partially offset by the income tax expense of $37,172. For the quarter ended June 30, 2004, net income was $104,468, as compared to net income of $23,842 for the same period in 2003.

                            REGIONAL BANKSHARES, INC.

Financial Condition

Assets and Liabilities

During the first six months of 2004, total assets increased $3,698,229, or 6.44%, when compared to December 31, 2003. The primary source of growth in assets was in loans, which increased $4,592,372, or 9.52%, during the first six months of 2004. Total deposits also increased $3,684,344, or 7.30%, from $50,439,904 at December 31, 2003 to $54,243,742 at June 30, 2004. Other time deposits increased $1,105,186, or 6.84%, during the first six months of 2004. Savings deposits increased $1,820,654 during the first six months of 2004.

Investment Securities

Investment securities increased from $2,509,502 at December 31, 2003 to $3,838,452 at June 30, 2004. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2004.

Loans

We continued our trend of loan growth during the first six months of 2004. The increase in loans was attributable to the normal growth of the Bank. Net loans increased $4,551,028, or 9.52%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 23.42%, or $7,373,409, from December 31, 2003 to June 30, 2004.
Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

                                                     June 30,       December 31,
                                                      2004              2003
                                                      ----              ----
Real estate - construction ...............        $ 3,200,537        $ 3,898,644
Real estate - mortgage ...................         38,854,841         31,481,432
Commercial and industrial ................          5,001,465          6,925,789
Consumer and other .......................          5,798,317          5,956,923
                                                  -----------        -----------
                                                  $52,855,160        $48,262,788
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                          June 30,  December 31,
                                                            2004        2003
                                                            ----        ----
Loans: Nonaccrual loans ................................ $  6,647     $ 10,884
Accruing loans more than 90 days past due .............. $  2,075     $  7,874
Loans identified by the internal review mechanism:
  Criticized ........................................... $356,948     $449,876
  Classified ........................................... $  7,983     $ 17,009

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

                            REGIONAL BANKSHARES, INC.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                   Six Months Ended June 30,
                                                                                                   -------------------------
                                                                                                2004                      2003
                                                                                                ----                      ----
Balance, January 1, ..........................................................             $    482,875               $    368,656
Provisions for loan losses for the period ....................................                   55,000                     52,000
Net loans (charged-off) recovered for the period .............................                  (13,656)                    (1,683)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    524,219               $    418,973
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 52,855,160               $ 41,360,963

Allowance for loan losses to loans outstanding ...............................                     0.99%                      1.01%


Deposits

During the first six months of 2004, total deposits increased by $3,684,344, or 7.30% from December 31, 2003. This increase was due to the normal growth of the Bank. The largest increase was in savings deposits, which increased $1,820,654, or 12.57% from December 31, 2003. The increase was attributable to the opening of new accounts during the period. Expressed in percentages, noninterest bearing deposits increased 7.82% and interest bearing deposits increased 7.22%.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

                                                                                               June 30,                 December 31,
                                                                                                 2004                       2003
                                                                                                 ----                       ----
     Noninterest-bearing demand deposits ...................................                 $ 7,513,817                 $ 6,968,579
     Interest-bearing demand deposits ......................................                   6,785,109                   5,283,574
     Savings deposits ......................................................                  16,304,971                  14,484,317
     Time deposits $100,000 and over .......................................                   6,271,493                   7,559,762
     Other time deposits ...................................................                  17,248,858                  16,143,672
                                                                                             -----------                 -----------
                                                                                             $54,124,248                 $50,439,904
                                                                                             ===========                 ===========

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 94.18% at June 30, 2004 and 92.03% at December 31, 2003.

Securities available-for-sale, which totaled $3,624,499 at June 30, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2004, unused lines of credit totaled $2,750,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets, which gave us the ability to borrow up to $6,110,000 as of June 30, 2004. As of June 30, 2004, we have $2,000,000 in borrowings against this line.

                            REGIONAL BANKSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2004, the Bank had issued commitments to extend credit of $6,603,055 and $45,000 in standby letters of credit. Approximately $5,608,969 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2004.

                                                       After One      After Three
                                         Within         Through         Through                          Greater
                                           One           Three          Twelve            Within           Than
                                          Month          Months         Months           One Year        One Year           Total
                                          -----          ------         ------           --------        --------           -----
Unused commitments
   to extend credit ..........       $   15,000       $  219,172       $  687,448       $  921,620       $5,681,435       $6,603,055
Standby letters of
   credit ....................           25,000                -           20,000           45,000                -           45,000
                                     ----------       ----------       ----------       ----------       ----------       ----------
     Total ...................       $   40,000       $  219,172       $  707,448       $  966,620       $5,681,435       $6,648,055
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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2003 Annual Report on Form 10-KSB and this form 10-QSB that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                            REGIONAL BANKSHARES, INC.

Capital Resources
Total shareholders' equity increased from $4,727,896 at December 31, 2003 to $4,860,984 at June 30, 2004. The increase is due to net income for the period of $136,391, a negative change in the fair value of securities available-for-sale of $41,303, and the exercise of warrants of $38,000.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2004 as well as the ratios to be considered "well capitalized." Because it has assets of less than $150 million, the Company's capital adequacy is measured by the Bank's capital adequacy.

The following table summarizes the Bank's risk-based capital at June 30, 2004:

Shareholders' equity .......................................        $ 4,916,027
  Less: intangibles ........................................                  -
                                                                    -----------
  Tier 1 capital ...........................................          4,916,027
  Plus: allowance for loan losses (1) ......................            524,219
                                                                    -----------
  Total capital ............................................        $ 5,440,246
                                                                    ===========
  Risk-weighted assets .....................................        $54,574,389
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................               9.01%
  Total capital (to risk-weighted assets) ..................               9.97%
  Tier 1 capital (to total average assets) .................               8.29%

(1) Limited to 1.25% of risk-weighted assets

                            REGIONAL BANKSHARES, INC.

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

No disclosure is required under 17 C.F.R. Section 228.308(c).

                            REGIONAL BANKSHARES, INC.


Part II - Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities

On June 14, 2004, the Company issued 1,300 shares of its common stock to a director for $13,000 upon the exercise of warrants. Issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2004, we held our annual meeting of shareholders for the purpose of electing three directors to each serve a three-year term.

The three nominees for directors each received the number of affirmative votes of shareholders required for such nominee's election as follows:

                               Votes For      Votes Withheld

Francine P. Bachman             356,533          200
T. James Bell, Jr., MD          356,533          200
Peter C. Coggeshall, Jr.        356,533          200


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

(b) Reports on Form 8-K. There were no reports filed on Form 8-K during the quarter ended June 30, 2004.

                            REGIONAL BANKSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 2004                /s/ CURTIS A. TYNER
      ---------------                -------------------------------------------
                                     Curtis A. Tyner, President,
                                     Chief Executive Officer and Chief Financial
                                     Officer

                                 EXHIBIT INDEX


Exhibit 31 Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.