Form 10QSB
period 2004-09-30
REGIONAL BANKSHARES INC
filed 2004-11-15
CIK 1135513

WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 ----                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

                                  843.383.4333
              (Registrant's telephone number, including area code)
                ------------------------------------------------

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

     570,570 shares of common stock, $1.00 par value as of October 31, 2004

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANKSHARES, INC.

                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003.................................3

         Condensed Consolidated Statements of Income  - Nine months ended September 30, 2004 and 2003 and Three months ended September 30, 2004 and 2003.............................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2004 and 2003..................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003..................6

         Notes to Condensed Consolidated Financial Statements..........................................................7-10

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................11-16

Item 3. Controls and Procedures..........................................................................................16

PART II. OTHER INFORMATION

Item 6. Exhibits ........................................................................................................17

                            REGIONAL BANKSHARES, INC.

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                               September 30,           December 31,
                                                                                                   2004                   2003
                                                                                                   ----                   ----
                                                                                                (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $  2,453,267           $  1,413,904
     Federal funds sold ..............................................................             2,161,889              2,371,780
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             4,615,156              3,785,684
                                                                                                ------------           ------------

     Securities available-for-sale ...................................................             3,626,863              2,344,649
     Nonmarketable equity securities .................................................               213,953                164,853
                                                                                                ------------           ------------
       Total investment securities ...................................................             3,840,816              2,509,502
                                                                                                ------------           ------------

Loans receivable .....................................................................            53,464,110             48,262,788
Less allowance for loan losses .......................................................              (562,974)              (482,875)
                                                                                                ------------           ------------
       Loans, net ....................................................................            52,901,136             47,779,913
                                                                                                ------------           ------------
Premises and equipment, net ..........................................................             2,457,730              2,514,985
Accrued interest receivable ..........................................................               237,834                190,352
Other assets .........................................................................               528,866                626,061
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 64,581,538           $ 57,406,497
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing ...............................................................          $  6,910,496           $  6,968,579
   Interest-bearing ..................................................................             6,724,758              5,283,574
   Savings ...........................................................................            18,348,776             14,484,317
   Time deposits $100,000 and over ...................................................             5,764,461              7,559,762
   Other time deposits ...............................................................            18,416,564             16,143,672
                                                                                                ------------           ------------
       Total deposits ................................................................            56,165,055             50,439,904
                                                                                                ------------           ------------
Note payable Bankers Bank ............................................................             1,000,000                      -
Advances from Federal Home Loan Bank .................................................             2,250,000              2,000,000
Accrued interest payable .............................................................                99,391                136,441
Other liabilities ....................................................................                58,157                102,256
                                                                                                ------------           ------------
       Total liabilities .............................................................            59,572,603             52,678,601
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     570,570 and 566,770 shares issued and outstanding at
     September 30, 2004 and December 31, 2003, respectively ..........................               570,570                566,770
   Capital surplus ...................................................................             5,065,971              5,031,771
   Retained earnings (deficit) .......................................................              (614,856)              (856,905)
   Accumulated other comprehensive income (loss) .....................................               (12,750)               (13,740)
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             5,008,935              4,727,896
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 64,581,538           $ 57,406,497
                                                                                                ============           ============

                            REGIONAL BANKSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                       Nine Months Ended                    Three Months Ended
                                                                         September 30,                         September 30,
                                                                         -------------                         -------------
                                                                     2004              2003                2004              2003
                                                                     ----              ----                ----              ----
Interest income:
   Loans, including fees ...............................         $2,354,315         $1,933,737         $  836,698         $  681,893
   Investment securities
     Taxable ...........................................             60,482             51,883             23,298             15,068
     Nonmarketable equity securities ...................              3,518              5,570                830              1,859
     Federal funds sold ................................             16,560             21,414              7,384              4,785
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          2,434,875          2,012,604            868,210            703,605
                                                                 ----------         ----------         ----------         ----------

Interest expense:
   Time deposits $100,000 and over .....................             92,801            140,385             28,550             45,900
   Other deposits ......................................            399,694            398,426            147,610            135,037
   Other interest expense ..............................             18,566              1,678              8,004                 67
                                                                 ----------         ----------         ----------         ----------

       Total ...........................................            511,061            540,489            184,164            181,004
                                                                 ----------         ----------         ----------         ----------
Net interest income ....................................          1,923,814          1,472,115            684,046            522,601
Provision for loan losses ..............................            100,000             96,000             45,000             44,000
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
   loan losses .........................................          1,823,814          1,376,115            639,046            478,601
Other income:
   Service charges on deposit accounts .................            212,757            164,188             74,383             61,449
   Residential mortgage origination fees ...............             68,605             83,490             31,248             31,088
   Brokerage fee commissions ...........................             74,949             90,295             29,949             31,590
   Credit life insurance commissions ...................              2,938              4,015                412              2,814
   Other income ........................................             53,606             49,959             17,749             16,822
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            412,855            391,947            153,741            143,763
                                                                 ----------         ----------         ----------         ----------
Other expense:
   Salaries and employee benefits ......................            971,984            890,563            322,836            311,050
   Net occupancy expense ...............................            131,407            101,630             44,828             39,787
   Furniture and fixture expense .......................            126,153            103,187             41,563             34,700
   Other operating expenses ............................            623,754            536,474            216,682            201,082
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          1,853,298          1,631,854            625,909            586,619
                                                                 ----------         ----------         ----------         ----------
Income before income taxes .............................            383,371            136,208            166,878             35,745
Income tax expense .....................................            141,322             50,397             61,218             13,226
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $  242,049         $   85,811         $  105,660         $   22,519
                                                                 ==========         ==========         ==========         ==========
Earnings per share
Average shares outstanding .............................            569,130            565,000            570,570            566,370
Basic ..................................................         $     0.43         $     0.15         $     0.19         $     0.04
Diluted ................................................         $     0.40         $     0.15         $     0.18         $     0.04

                            REGIONAL BANKSHARES, INC.
                      Condensed Consolidated Statements of
                 Shareholders' Equity and Comprehensive Income
              for the nine months ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                                                             Accumulated
                                                        Common Stock                         Retained          Other
                                                        ------------          Capital         Earnings      Comprehensive
                                                    Shares        Amount      Surplus        (Deficit)      Income (Loss)     Total
                                                    ------        ------      -------        ---------      -------------     -----
Balance,
   December 31, 2002 .......................       563,670     $  563,670     $5,003,871    $ (992,074)    $    8,367    $4,583,834

Net income
   for the period ..........................                                                    85,811                       85,811

Other comprehensive income,
   net of tax benefit of $12,732 ...........                                                                  (21,678)      (21,678)
                         -------                                                                              -------     ---------


Comprehensive income .......................                                                                                 64,133
                                                                                                                          ----------

Warrants exercised
   at $10.00 per share .....................         3,100          3,100         27,900                                     31,000
                                                ----------     ----------     ----------    ----------     ----------     ----------

Balance,
   September 30, 2003 ......................       566,770     $  566,770     $5,031,771    $ (906,263)    $  (13,311)   $4,678,967
                                                ==========     ==========     ==========    ==========     ==========     ==========

Balance,
   December 31, 2003 .......................       566,770     $  566,770     $5,031,771    $ (856,905)    $  (13,740)   $4,727,896

Net income
   for the period ..........................                                                   242,049                      242,049

Other comprehensive income,
   net of tax of $ 581 .....................                                                                      990           990
                                                                                                                          ----------

Comprehensive income .......................                                                                                243,039
                                                                                                                          ----------

Warrants exercised
   at $10.00 per share .....................         3,800          3,800         34,200                                     38,000
                                                ----------     ----------     ----------    ----------     ----------     ----------

Balance,
   September 30, 2004 ......................       570,570     $  570,570     $5,065,971    $ (614,856)    $  (12,750)   $5,008,935
                                                ==========     ==========     ==========    ==========     ==========     ==========

                            REGIONAL BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                        2004                  2003
                                                                                                        ----                  ----
Cash flows from operating activities:
   Net income ........................................................................           $   242,049            $    85,811
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization .................................................               147,059                104,647
       Provision for loan losses .....................................................               100,000                 96,000
       Accretion and premium amortization ............................................                 6,709                  4,448
       Deferred income tax provision .................................................               155,445                 36,888
       Increase in interest receivable ...............................................               (47,482)               (33,701)
       Decrease in interest payable ..................................................               (37,050)               (61,099)
       Increase in other assets ......................................................               (58,830)               (28,333)
       Increase (decrease) in other liabilities ......................................               (44,099)                14,818
                                                                                                 -----------            -----------
         Net cash provided by operating activities ...................................               463,801                219,479
                                                                                                 -----------            -----------
Cash flows from investing activities:
   Purchases of securities available-for-sale ........................................            (2,005,592)            (2,526,094)
   Purchase of nonmarketable equity securities .......................................               (49,100)               (27,300)
   Maturities of securities available-for-sale .......................................               718,239              2,597,197
   Net increase in loans made to customers ...........................................            (5,221,223)            (9,391,214)
   Purchases of premises and equipment ...............................................               (89,803)              (592,531)
                                                                                                 -----------            -----------
         Net cash used by investing activities .......................................            (6,642,479)            (9,939,942)
                                                                                                 -----------            -----------
Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing
     transaction accounts and savings accounts .......................................             5,247,559              7,073,208
   Net increase in certificates of deposit and other time deposits ...................               477,591                923,972
   Advances from Federal Home Loan Bank ..............................................               250,000              1,000,000
   Exercise of stock warrants ........................................................                38,000                 31,000
   Advances from Bankers Bank ........................................................             1,000,000                      -
                                                                                                 -----------            -----------
         Net cash provided by financing activities ...................................             7,013,150              9,028,180
                                                                                                 -----------            -----------
Net increase (decrease) in cash and cash equivalents .................................               829,472               (692,283)
Cash and cash equivalents, beginning .................................................             3,785,684              3,859,273
                                                                                                 -----------            -----------
Cash and cash equivalents, ending ....................................................           $ 4,615,156            $ 3,166,991
                                                                                                 ===========            ===========

Cash paid during the period for:
   Income taxes ......................................................................           $     5,043            $     4,275
   Interest ..........................................................................           $   548,111            $   601,588

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2 - Recently Issued Accounting Pronouncements
No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than as described below.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 02-1, " The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application of investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Note 3 - Stock-Based Compensation
Our stock-based employee compensation plan and stock warrants are accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all warrants and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied to the Option Plans.
                                                           Nine Months Ended
                                                              September 30,
                                                              -------------
                                                          2004             2003
                                                          ----             ----
Net income, as reported ..........................     $  242,049     $   85,811
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ....         14,458         18,394
                                                       ----------     ----------
Pro forma net income .............................     $  227,591     $   67,417
                                                       ==========     ==========
Earnings per share:
   Basic - as reported ...........................     $     0.43     $     0.15
                                                       ==========     ==========
   Basic - pro forma .............................     $     0.40     $     0.12
                                                       ==========     ==========
   Diluted - as reported .........................     $     0.41     $     0.15
                                                       ==========     ==========
   Diluted - pro forma ...........................     $     0.39     $     0.12
                                                       ==========     ==========


                                                          Three Months Ended
                                                              September 30,
                                                              -------------
                                                          2004            2003
                                                          ----            ----
Net income, as reported ..........................     $  105,660     $   22,519
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ....          4,819          6,131
                                                       ----------     ----------
Pro forma net income .............................     $  100,841     $   16,388
                                                       ==========     ==========
Earnings per share:
   Basic - as reported ...........................     $     0.19     $     0.04
                                                       ==========     ==========
   Basic - pro forma .............................     $     0.18     $     0.03
                                                       ==========     ==========
   Diluted - as reported .........................     $     0.18     $     0.04
                                                       ==========     ==========
   Diluted - pro forma ...........................     $     0.17     $     0.03
                                                       ==========     ==========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                                                        Nine Months Ended September 30, 2004
                                                                                        ------------------------------------
                                                                                   Income                Shares           Per Share
                                                                                 (Numerator)         (Denominator)          Amount
                                                                                 -----------         -------------          ------
Basic earnings per share
   Income available to common shareholders ..........................              $242,049               569,130          $   0.43
                                                                                                                           ========
Effect of dilutive securities
   Stock options ....................................................                     -                14,178
                                                                                   --------              --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $242,049               583,308          $   0.40
                                                                                   ========              ========          ========


                                                                                        Nine Months Ended September 30, 2003
                                                                                        ------------------------------------
                                                                                   Income                Shares           Per Share
                                                                                 (Numerator)         (Denominator)          Amount
                                                                                 -----------         -------------          ------
Basic earnings per share
   Income available to common shareholders ............................              $85,811              565,000           $   0.15
                                                                                                                            ========
Effect of dilutive securities
   Stock options ......................................................                    -               17,359
                                                                                     -------             --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $85,811              582,359           $   0.15
                                                                                     =======              =======           ========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share - continued

                                                                                        Three Months Ended September 30, 2004
                                                                                        -------------------------------------
                                                                                    Income               Shares            Per Share
                                                                                  (Numerator)         (Denominator)          Amount
                                                                                  -----------         -------------          ------
Basic earnings per share
   Income available to common shareholders ..........................              $105,660               570,570           $   0.19
                                                                                                                            ========
Effect of dilutive securities
   Stock options ....................................................                     -                13,711
                                                                                   --------              --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $105,660               584,281           $   0.18
                                                                                   ========              ========           ========


                                                                                        Three Months Ended September 30, 2003
                                                                                        -------------------------------------
                                                                                    Income               Shares            Per Share
                                                                                  (Numerator)         (Denominator)          Amount
                                                                                  -----------         -------------          ------
Basic earnings per share
   Income available to common shareholders ............................              $22,519              566,320           $   0.04
                                                                                                                            ========
Effect of dilutive securities
   Stock options ......................................................                    -               16,888
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $22,519              583,208           $   0.04
                                                                                     =======              =======           ========


Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2004 and 2003:

                                                                                             Nine Months Ended September 30, 2004
                                                                                             ------------------------------------
                                                                                          Pre-tax          (Expense)      Net-of-tax
                                                                                           Amount           Benefit          Amount
                                                                                           ------           -------          ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ....................           $1,571           $ (581)           $  990
Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................                -                -                 -
                                                                                           ------           ------            ------
   Net unrealized gains (losses) on securities .................................            1,571             (581)              990
                                                                                           ------           ------            ------
Other comprehensive income .....................................................           $1,571           $ (581)           $  990
                                                                                           ======           ======            ======

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Comprehensive Income continued

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
                                                                                        ========          ========         ========


                                                                                           Three Months Ended September 30, 2004
                                                                                           -------------------------------------
                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ....................         $ 67,131         $(24,838)         $ 42,293
Plus: reclassification adjustment for gains (losses)
   realized in net income
                                                                                         --------         --------          --------
   Net unrealized gains (losses) on securities .................................           67,131          (24,838)           42,293
                                                                                         --------         --------          --------
Other comprehensive income .....................................................         $ 67,131         $(24,838)         $ 42,293
                                                                                         ========         ========          ========


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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2004 compared to December 31, 2003, and the results of operations for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2003. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, adequacy of our allowance for loan losses, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," "plan," "intend," "project," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.


Results of Operations

Net Interest Income

For the nine months ended September 30, 2004, net interest income increased $451,699 or 30.68%, to $1,923,814 as compared to $1,472,115 for the same period in 2003. Interest income from loans, including fees, increased $420,578 or 21.74%, from the nine months ended September 30, 2003 to the comparable period in 2004, as we continued to experience growth in our loan portfolio. Interest expense for the nine months ended September 30, 2004 was $511,061 as compared to $540,489 for the same period in 2003. Although interest bearing accounts such as savings accounts and certificates of deposit increased during the nine months ended September 30, 2004, rates being paid on these accounts were lower due to a declining interest rate environment when compared to the same period in 2003, resulting in a decrease in interest expense. The net interest margin realized on earning assets increased from 4.41% for the nine months ended September 30, 2003 to 4.59% for the same period in 2004. The interest rate spread increased by 25 basis points from 4.16% at September 30, 2003 to 4.41% at September 30, 2004.

For the quarter ended September 30, 2004, net interest income totaled $684,046 an increase of $161,445 or 30.89%, when compared to the same quarter ended September 30, 2003. Interest income totaling $836,698 was generated from loans, including fees, during the quarter ended September 30, 2004, as compared to $681,893 during the comparable period in 2003. Interest expense was $184,164 for the quarter ended September 30, 2004, as compared to $181,004 for the same period in 2003. The net interest margin realized on earning assets was 4.59% for the quarter ended September 30, 2004, as compared to 4.36% during the same period in 2003. The interest rate spread was 4.41% for the quarter ended September 30, 2004, as compared to 4.13% for the quarter ended September 30, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2004, the provision charged to expense was $100,000 as compared to $96,000 for the nine months ended September 30, 2003. For the quarter ended September 30, 2004, the provision charged to expense was $45,000 as compared to $44,000 for the same period in 2003. The allowance represents 1.05% and 1.00% of gross loans at September 30, 2004 and 2003, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, its capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income increased $20,908, or 5.33% to $412,855 for the nine months ended September 30, 2004 as compared to the same period ended September 30, 2003. The primary source of this income was the increase in service charges on deposit accounts of $48,569, or 29.58%, to $212,757 for the nine months ended September 30, 2004, when compared to the same period in 2003. This increase is attributable to an increase in deposit accounts over the two periods as well as an increase in service charges and fees made effective May 15, 2004. In addition, commissions generated through our brokerage services totaled $74,949 for the nine months ended September 30, 2004. Income from residential mortgage origination fees decreased $14,885 to $68,605 when compared to the same period in 2003. This decrease is due to the decline in mortgage refinancing.

For the quarter ended September 30, 2004, noninterest income was $153,741, an increase of $9,978, or 6.94% over the quarter ended September 30, 2003. The largest component of noninterest income was service charges on deposit accounts, which totaled $74,383 for the quarter ended September 30, 2004, as compared to $61,449 for the quarter ended September 30, 2003. This increase was due to an overall increase in deposit accounts over the two periods as well as an increase in service charges and fees. Income from brokerage fee commissions totaled $29,949 for the quarter ended September 30, 2004.

Noninterest Expense

For the nine months ended September 30, 2004, noninterest expense was $1,853,298, an increase of $221,444, or 13.57% when compared to the same period in 2003. The largest component of noninterest expense was salaries and employee benefits, which increased from $890,563 for the nine months ended September 30, 2003 to $971,984 for the nine months ended September 30, 2004. The increase is attributable to annual pay raises and the hiring of additional staff to meet the needs associated with the growth of the bank, including personnel to staff our new McBee Branch which officially opened May 28, 2003. Occupancy expense also increased from $101,630 for the nine months ended September 30, 2003 to $131,407 for the nine months ended September 30, 2004. This increase is primarily due to expenses associated with the new McBee Branch.

For the quarter ended September 30, 2004, noninterest expense increased $39,290, or 6.69% as compared to the quarter ended September 30, 2003. The largest category of noninterest expense, salaries and employee benefits, increased $11,786 or 3.79% from the quarter ended September 30, 2003 to $322,836 for the quarter ended September 30, 2004. As discussed earlier, this increase is primarily attributable to annual pay raises and the hiring of additional staff. Occupancy expense increased $5,041 from the quarter ended September 30, 2003 to $44,828 for the quarter ended September 30, 2004. This increase is primarily due to expenses associated with the McBee Branch.

Income Taxes

The income tax expense for the nine months ended September 30, 2004 was $141,322 as compared to $50,397 for the same period in 2003. The effective tax rate was 37.00% for the nine months ended September 30, 2004 and 2003. Income tax expense was $61,218 for the quarter ended September 30, 2004 as compared to $13,226 for the same quarter in 2003. The effective tax rate was 37.00% for the quarters ended September 30, 2004 and 2003.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2004 of $242,049 as compared to net income of $85,811 for the same period in 2003. The net income before taxes of $383,371 was before income tax expense of $141,322 during the nine months ended September 30, 2004. The net income before taxes for the same period in 2003 was $136,208, which was partially offset by the income tax expense of $50,397. For the quarter ended September 30, 2004, net income was $105,660, as compared to $22,519 for the same period in 2003.

                            REGIONAL BANKSHARES, INC.

Assets and Liabilities

During the first nine months of 2004, total assets increased $7,175,041, or 12.50%, when compared to December 31, 2003. The primary source of growth in assets was in loans, which increased $5,201,322, or 10.78%, during the first nine months of 2004. Investment securities increased $1,331,314 or 53.05% to $3,840,816 at September 30, 2004. Total deposits also increased $5,725,151, or 11.35%, from $50,439,904 at December 31, 2003 to $56,165,055 at September 30,
2004. Savings accounts increased $3,864,459 or 26.68% from December 31, 2004 to September 30, 2004. This increase is mainly attributable to an increase in Money Market Accounts from new business. Interest-bearing transaction accounts also increased from $5,283,574 at December 31, 2003 to $6,724,758 at September 30, 2004.

Investment Securities

Investment securities increased from $2,509,502 at December 31, 2003 to $3,840,815 at September 30, 2004. This increase was mainly attributable to management's effort to increase liquidity by increasing the size of the Bank's investment portfolio. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2004.

Loans

We continued our trend of growth during the first nine months of 2004, especially in the loan area. Net loans increased $5,121,223, or 10.71%, during the period. As shown below, the main component of growth in the loan portfolio was real estate-mortgage loans which increased 21.49%, or $6,764,510, from December 31, 2003 to September 30, 2004. This was due to an increase in commercial real estate loans. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

                                                  September 30,     December 31,
                                                       2004             2003
                                                       ----             ----
Real estate - construction ...............        $ 4,434,258        $ 3,898,644
Real estate - mortgage ...................         38,245,942         31,481,432
Commercial and industrial ................          4,925,101          6,925,789
Consumer and other .......................          5,858,809          5,956,923
                                                  -----------        -----------
                                                  $53,464,110        $48,262,788
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                             September 30,        December 31,
                                                                                                 2004                2003
                                                                                                 ----                ----
Loans:  Nonaccrual loans ...........................................................           $ 21,827            $ 10,884
Accruing loans more than 90 days past due ..........................................           $  3,247            $  7,874
Loans identified by the internal review mechanism:
  Criticized .......................................................................           $425,090            $449,876
  Classified .......................................................................           $ 16,511            $ 17,009

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

                            REGIONAL BANKSHARES, INC.

Allowance for Loan Losses

                                                                                                      Nine months ended
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                2004                        2003
                                                                                                ----                        ----
Balance, January 1, ..........................................................             $    482,875               $    368,656
Provisions for loan losses for the period ....................................                  100,000                     96,000
Net loans (charged-off) recovered for the period .............................                  (19,901)                   (17,360)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    562,974               $    447,296
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 53,464,110               $ 32,232,524

Allowance for loan losses to loans outstanding ...............................                     1.05%                      1.00%

Deposits

Total deposits increased $5,725,151, or 11.35%, from December 31, 2003 to $56,165,055 at September 30, 2004. The largest change was an increase in savings deposits, which increased $3,864,459 to $18,348,776 at September 30, 2004.
Expressed in percentages, interest-bearing deposits increased 13.30% and noninterest bearing deposits decreased 0.83%.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

                                                                                             September 30,              December 31,
                                                                                                 2004                        2003
                                                                                                 ----                        ----
     Noninterest-bearing demand deposits ...................................                 $ 6,910,496                 $ 6,968,579
     Interest-bearing demand deposits ......................................                   6,724,758                   5,283,574
     Savings deposits ......................................................                  18,348,776                  14,484,317
     Time deposits $100,000 and over .......................................                   5,764,461                   7,559,762
     Other time deposits ...................................................                  18,416,564                  16,143,672
                                                                                             -----------                 -----------
                                                                                             $56,165,055                 $50,439,904
                                                                                             ===========                 ===========

Note Payable

On September 30, 2004 the Company executed a note with The Bankers Bank to borrow $1,000,000. The principal balance is payable annually, based on a ten year amortization beginning January 1, 2007. The interest rate on the note payable is variable and set equal to the Wall Street Journal Prime, currently 4.75%. Interest is paid quarterly beginning January 1, 2005. All principal and interest is due on September 30, 2016. The note is secured by 560,270 shares of the common stock of Hartsville Community Bank, currently held by Regional Bankshares, Inc. Proceeds from the note were used to provide capital to the Bank.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank to us were $2,250,000 as of September 30, 2004. Of this amount, the following have scheduled maturities greater than one year:

     Maturing on        Interest Rate       Principal
     -----------        -------------       ---------
       03/14/04            2.62%             $750,000
       09/14/06            2.91%             $750,000
       09/14/07            3.28%             $750,000

                            REGIONAL BANKSHARES, INC.

Liquidity

Liquidity needs are met by the Bank through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 89.98% at September 30, 2004 and 92.03% at December 31, 2003.

Securities available-for-sale, which totaled $3,626,863 at September 30, 2004, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2004, unused lines of credit totaled $2,650,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $4,208,154 at September 30, 2004. As of September 30, 2004, we had $2,250,000 in borrowings on this line.


Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $7,029,245 and standby letters of credit of $20,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Historically, many of these commitments expire unused and the total amount committed as of September 30, 2004 is not necessarily expected to be funded.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2004:

                                                       After One     After Three
                                       Within           Through        Through                           Greater
                                          One             Three         Twelve           Within            Than
                                        Month            Months         Months          One Year         One Year            Total
                                        -----            ------         ------          --------         --------            -----
Unused commitments
   to extend credit ..........       $   50,968       $  196,208       $1,814,271       $2,061,447       $4,967,798       $7,029,245
Standby letters of
   credit ....................                            20,000                            20,000                            20,000
                                     ----------       ----------       ----------       ----------       ----------       ----------
     Totals ..................       $   50,968       $  216,208       $1,814,271       $2,801,447       $4,967,798       $7,049,245
                                     ==========       ==========       ==========       ==========       ==========       ==========

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

                            REGIONAL BANKSHARES, INC.

Capital Resources

Total shareholders' equity increased from $4,727,896 at December 31, 2003 to $5,008,935 at September 30, 2004. The increase is due primarily to the net income for the period of $242,049. There was also an increase of $3,800 and $34,200 respectively in capital stock and capital surplus from warrants being exercised.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital includes of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital includes of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2004 as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at September 30, 2004:

Shareholders' equity .......................................        $ 5,938,237
  Less: intangibles
                                                                    -----------
  Tier 1 capital ...........................................          5,938,237
  Plus: allowance for loan losses (1) ......................            562,974
                                                                    -----------
  Total capital ............................................        $ 6,501,211
                                                                    ===========
  Risk-weighted assets .....................................        $55,836,188
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................              10.64%
  Total capital (to risk-weighted assets) ..................              11.64%
  Tier 1 capital (to total average assets) .................              10.01%

(1) Limited to 1.25% of risk-weighted assets



Item 3.  Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 6. Exhibits

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



Date: November 10, 2004               By:    /s/ CURTIS A. TYNER
                                             -----------------------------------
                                             Curtis A. Tyner, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer

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