Form 10KSB
period 2004-12-31
REGIONAL BANKSHARES INC
filed 2005-03-31
CIK 1135513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004     Commission File Number 000-32493

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

 Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $3,901,094.

         There is no established trading market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2005, was approximately $3,509,893. As of March 1, 2005, there were 572,070 shares of the Registrant's common stock, $1.00 par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 2004 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                              Cross-Reference Sheet

  PART I
        Item 1.      Description of Business............................................................. 1
        Item 2.      Description of Property............................................................. 9
        Item 3.      Legal Proceedings................................................................... 9
        Item 4.      Submission of Matters to Vote of Security Holders................................... 9
  PART II
        Item 5.      Market for Common Equity, Related Stockholder Matters
                        and Small Business Issuer Purchases of Securities ............................... 9
        Item 6.      Management's Discussion and Analysis or Plan of Operation..........................  *
        Item 7.      Financial Statements...............................................................  *
        Item 8.      Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure......................................... 11
        Item 8A.     Controls and Procedures ........................................................... 11
        Item 8B.     Other Information ................................................................. 11
  PART III
        Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act.............................. 12
        Item 10.     Executive Compensation............................................................. **
        Item 11.     Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters ....................................................... 13
        Item 12.     Certain Relationships and Related Transactions..................................... **
  PART IV
        Item 13.     Exhibits .......................................................................... 14
        Item 14.     Principal Accountant Fees and Services ............................................ **

* Incorporated by reference to Registrant's 2004 Annual Report to Shareholders

** Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

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

         The Company is sponsoring the organization of, and, if the organization is completed, will own all of the stock of, a new community bank in Bluffton, South Carolina. An application for the new bank's charter has been filed with the South Carolina State Board of Financial Institutions. Completion of organization of the new bank and acquisition of its stock by the Company is subject to regulatory approval and is contingent upon raising sufficient funds to capitalize the new bank.

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

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, six other financial institutions and branches of financial institutions are located in the Bank's market areas. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

         The risks associated with commercial loans vary with many economic factors, including the economy in the Hartsville and McBee areas. The well-established banks in the Bank's market areas make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's commercial loans are made to small- to medium-sized businesses, which are typically smaller, have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

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

         The  Bank  offers  investment  and  brokerage  services  to the  Bank's
customers  through  Raymond  James  Financial   Services,   Inc.,  a  registered
broker-dealer firm.

         The Bank also offers internet banking services, which allow customers to view accounts, make transactions, and engage in other functions via the Internet.

Employees

         At March 1, 2005, the Bank had 31 full time employees. The Company has no employees.


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

         The Bank exceeded all applicable capital requirements by a wide margin at December 31, 2004.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

         The Company leases its operations center, which is located at 226 W. Carolina Avenue in Hartsville. The lease is renewable on an annual basis until 2008. The Company has also leased property at 1 Sherington Drive, Suite J, Sheridan Park in Bluffton, South Carolina, to be used for future expansion.
Further information about these leases is set forth in the notes to the Company's consolidated financial statements which are included under Part II,
Item 7.


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

         No matters were submitted to a vote of securities holders in the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Absence of Market for Common Stock

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. In 2004, management was aware of a few transactions in which the Company's common stock traded at $13.50 and $13.75 per share, and management is aware of one transaction in which shares traded at $10.00 per share. However, management has not ascertained that any of these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of December 31, 2004, there were approximately 873 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Issuance of Unregistered Securities

         In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 5,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for the warrants is $10 per share and they may be exercised over a ten-year period. The right to exercise the warrants vested with respect to one-third of the warrants on each of June 15, 2000, June 15, 2001, and June 15, 2002, for each organizer who had served continuously as a director from the Bank's formation until the vesting date. In each of 2002, 2003 and 2004, an aggregate of 0, 3,100 and 5,300 shares, respectively, was exercised. Issuance of shares upon the exercise of warrants has not been registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof.

         See Item 11 for the information required by Item 201(d) of Regulation S-B.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2004. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.   Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Registrant's 2004 Annual Report to Shareholders is incorporated herein by reference.


Item 7.  Financial Statements.

         The Consolidated Financial Statements, including Notes thereto, set forth in the Registrant's 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 8A. Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Election of Directors -- Nominees for Re-election to the Board of Directors for terms of office to continue until the Annual Meeting of Shareholders in 2008," "-- Members of the Board of Directors whose terms of office will continue until the Annual Meeting of Shareholders in 2007," "-- Members of the Board of Directors whose terms of office will continue until the Annual Meeting of Shareholders in 2006," and "-- Executive Officers" in the Proxy Statement to be used in connection with the Company's 2005 Annual Stockholders Meeting (the "2005 Proxy Statement"), is incorporated herein by reference. Each director has served as a director since 1999, including service on the Board of Directors of the Bank prior to formation of the Company. The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement is incorporated herein by reference.

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

Item 10.  Executive Compensation

         The information set forth under the captions "Management Compensation" and "2001 Stock Option Plan" in the 2005 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Management" in the 2005 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2004 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation             15,000                       $13.00                       35,000
plans approved by
security holders

Equity compensation
plans not approved
by security holders(1)         153,200                       $12.51                           -0-
                               -------                       ------                        ------
                               168,200                                                     35,000
Total

(1) These represent director warrants. In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 5,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for the warrants is $10 per share and they may be exercised over a ten-year period. The right to exercise the warrants vested with respect to one-third of the warrants on each of June 15, 2000, June 15, 2001, and June 15, 2002, for each organizer who had served continuously as a director from the Bank's formation until the vesting date. On November 18, 2004, each director was granted additional warrants to purchase 10,000 shares of the Company's common stock at a price of $13.50 per share. The warrants vest equally over a three-year period beginning November 18, 2005, and will expire on November 18, 2014. Assuming all of the warrants issued to the organizers are exercised and that the Company issues no further common stock, the organizers would own an aggregate of 357,100 shares, or 52%, of the Company's outstanding common stock.

Item 12.   Certain Relationships and Related Transactions

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 13.  Exhibits


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

4.3            Form of Warrant Agreement Issued to Directors

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

10.4 Lease Agreement dated October 11, 2004 between the Registrant and Carolina Partners, LLC

13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

21 Subsidiaries of the Registrant (Incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2003)

31             Rule 13a-14(a)/15d-14(a) Certifications

32             18 U.S.C. Section 1350 Certifications


Item 14.  Principal Accountant Fees and Services

         The  information  set  forth  under  the  caption  "Independent  Public
Accountants - Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2005 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REGIONAL BANKSHARES, INC.

March 24, 2005                   By: s/Curtis A. Tyner, Sr.
                                    --------------------------------------------
                                     Curtis A. Tyner, Sr.
                                     President, Chief Executive Officer and
                                        Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.


                  Signature                                         Title                               Date
                  ---------                                         -----                               ----


s/Gosnold G. Segars, Jr.
----------------------------                         Chairman of the Board of Directors            March 24, 2005
Gosnold G. Segars, Jr.

s/Curtis A. Tyner, Sr.
----------------------------                      President, Chief Executive Officer, Chief        March 24, 2005
Curtis A. Tyner, Sr.                              Financial Officer and Director (Principal
                                                 Executive Officer and Principal Accounting
                                                                  Officer)


----------------------------                                      Director                         March __, 2005
Francine P. Bachman


----------------------------                                      Director                         March __, 2005
T. James Bell, Jr.


----------------------------                                      Director                         March __, 2005
Peter C. Coggeshall, Jr.


----------------------------                                      Director                         March __, 2005
Franklin Hines

s/J. Richard Jones
----------------------------                                      Director                         March 29, 2005
J. Richard Jones


----------------------------                                      Director                         March __, 2005
Woodward H. Morgan, III

s/Randolph G. Rogers
----------------------------                                      Director                         March 25, 2005
Randolph G. Rogers

s/Howard W. Tucker, Jr.
----------------------------                                      Director                         March 25, 2005
Howard W. Tucker, Jr.

s/Patricia M. West
----------------------------                                      Director                         March 25, 2005
Patricia M. West

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

4.3            Form of Warrant Agreement Issued to Directors

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

10.4 Lease Agreement dated October 11, 2004 between the Registrant and Carolina Partners, LLC

13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

21 Subsidiaries of the Registrant (Incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2003)

31             Rule 13a-14(a)/15d-14(a) Certifications

32             18 U.S.C. Section 1350 Certifications