Form 10QSB
period 2005-03-31
REGIONAL BANKSHARES INC
filed 2005-05-13
CIK 1135513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

        575,404 shares of common stock, $1.00 par value on April 30, 2005

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANKSHARES, INC.



                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.


Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004...................................3

   Condensed Consolidated Statements of Income - Three months ended March 31, 2005 and 2004.......................4

   Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
     Three months ended March 31, 2005 and 2004...................................................................5

   Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004...................6

Notes to Condensed Consolidated Financial Statements............................................................7-9

Item 2. Management's Discussion and Analysis or Plan of Operation.............................................10-15

Item 3. Controls and Procedures..................................................................................15

PART II. OTHER INFORMATION

Item 6. Exhibits.................................................................................................16

                            REGIONAL BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

                                                                                                    March 31,          December 31,
                                                                                                      2005                 2004
                                                                                                      ----                 ----
                                                                                                  (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $  1,825,512           $  2,201,849
     Federal funds sold ..............................................................             2,629,882              6,395,757
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             4,455,394              8,597,606
                                                                                                ------------           ------------
Investment securities:
   Securities available-for-sale .....................................................             7,992,238              3,555,552
   Nonmarketable equity securities ...................................................               492,792                446,153
                                                                                                ------------           ------------
       Total investment securities ...................................................             8,485,030              4,001,705
                                                                                                ------------           ------------

Loans receivable .....................................................................            56,285,965             55,052,377
   Less allowance for loan losses ....................................................              (623,348)              (589,765)
                                                                                                ------------           ------------
       Loans receivable, net .........................................................            55,662,617             54,462,612
                                                                                                ------------           ------------
Premises and equipment, net ..........................................................             2,509,392              2,454,548
Accrued interest receivable ..........................................................               240,204                237,244
Other assets .........................................................................               581,040                506,686
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 71,933,677           $ 70,260,401
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing transaction accounts ..........................................          $  6,551,018           $  8,280,977
   Interest-bearing transaction accounts .............................................             6,351,965              5,775,786
   Savings ...........................................................................            18,784,499             18,969,783
   Time deposits $100,000 and over ...................................................             5,529,936              5,776,697
   Other time deposits ...............................................................            21,908,025             18,887,953
                                                                                                ------------           ------------
       Total deposits ................................................................            59,125,443             57,691,196
                                                                                                ------------           ------------
Note payable .........................................................................             1,100,000              1,000,000
Advances from Federal Home Loan Bank .................................................             6,250,000              6,250,000
Accrued interest payable .............................................................               171,911                117,773
Other liabilities ....................................................................               183,375                107,833
                                                                                                ------------           ------------
       Total liabilities .............................................................            66,830,729             65,166,802
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     572,070 shares issued and outstanding at March 31, 2005 and
     December 31, 2004 ...............................................................               572,070                572,070
   Capital surplus ...................................................................             5,079,471              5,079,471
   Retained deficit ..................................................................              (493,192)              (535,783)
   Accumulated other comprehensive income (loss) .....................................               (55,401)               (22,159)
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             5,102,948              5,093,599
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 71,933,677           $ 70,260,401
                                                                                                ============           ============

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                           Three months ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                     2005                     2004
                                                                                                     ----                     ----
Interest income:
   Loans, including fees .........................................................               $  958,097               $  723,122
   Investment Securities:
     Taxable .....................................................................                   38,848                   22,279
     Nonmarketable equity securities .............................................                    3,321                    1,859
   Federal funds sold ............................................................                   35,203                    5,358
                                                                                                 ----------               ----------
         Total ...................................................................                1,035,469                  752,618
                                                                                                 ----------               ----------
Interest expense:
   Time deposits $100,000 and over ...............................................                   30,144                   34,437
   Other deposits ................................................................                  183,532                  129,831
   Note Payable ..................................................................                   13,631                        -
   Advances from Federal Home Loan Bank ..........................................                   65,361                    6,463
   Short term borrowings .........................................................                        -                       22
                                                                                                 ----------               ----------
         Total ...................................................................                  292,668                  170,753
                                                                                                 ----------               ----------
Net interest income ..............................................................                  742,801                  581,865
Provision for loan losses ........................................................                   36,000                   25,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                  706,801                  556,865
                                                                                                 ----------               ----------
Noninterest income:
   Service charges on deposit accounts ...........................................                   66,102                   62,591
   Residential mortgage origination fees .........................................                   12,883                   17,132
   Brokerage fee commissions .....................................................                        -                   20,708
   Credit life insurance commissions .............................................                      411                      594
   Other income ..................................................................                   24,248                   17,115
                                                                                                 ----------               ----------
         Total ...................................................................                  103,644                  118,140
                                                                                                 ----------               ----------
Noninterest expense:
   Salaries and employee benefits ................................................                  381,127                  344,525
   Net occupancy expense .........................................................                   66,565                   42,805
   Furniture and fixture expense .................................................                   39,530                   41,934
   Other operating expenses ......................................................                  255,618                  195,071
                                                                                                 ----------               ----------
         Total ...................................................................                  742,840                  624,335
                                                                                                 ----------               ----------
Income before income taxes .......................................................                   67,605                   50,670
Income tax expense ...............................................................                   25,014                   18,748
                                                                                                 ----------               ----------
Net income .......................................................................               $   42,591               $   31,922
                                                                                                 ==========               ==========
Earnings per share
Average shares outstanding .......................................................                  572,070                  567,319
Net income - basic ...............................................................               $     0.07                $    0.06
Net income - diluted .............................................................               $     0.07                $    0.05

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                                           Accumulated
                                                  Common Stock                              Retained          Other
                                                  ------------              Capital         Earnings      Comprehensive
                                               Shares         Amount        Surplus        (Deficit)          Income          Total
                                               ------         ------        -------        ---------          ------          -----
Balance,
   December 31, 2003 .................        566,770        $566,770      $5,031,771     $ (856,905)     $  (13,740)     $4,727,896

Net income
   for the period ....................                                                        31,922                         31,922

Other comprehensive income,
   net of expense of $8,102 ..........                                                                       13,796          13,796
                                                                                                                          ----------

Comprehensive
   income ............................                                                                                       45,718
                                                                                                                          ----------

Exercise of stock warrants ...........          2,500           2,500          22,500                                        25,000
                                              -------        --------      ----------     ----------      ----------      ----------

Balance,
   March 31, 2004 ....................        569,270        $569,270      $5,054,271     $ (824,983)     $       56      $4,798,614
                                              =======        ========      ==========     ==========      ==========      ==========

Balance,
   December 31, 2004 .................        572,070        $572,070      $5,079,471     $ (535,783)     $  (22,159)     $5,093,599

Net income
   for the period ....................                                                        42,591                         42,591

Other comprehensive loss,
   net of benefit of $19,523 .........                                                                       (33,242)       (33,242)
                                                                                                                         ----------

Comprehensive
   income ............................                                                                                        9,349
                                              -------        --------      ----------     ----------      ----------     ----------

Balance,
   March 31, 2005 ....................        572,070        $572,070      $5,079,471     $ (493,192)     $  (55,401)    $5,102,948
                                              =======        ========      ==========     ==========      ==========     ==========


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows


                                                                                                            Three months ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                       2005                  2004
                                                                                                       ----                  ----
Cash flows from operating activities:
   Net income ........................................................................           $    42,591            $    31,922
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization .................................................                42,779                 38,035
       Provision for loan losses .....................................................                36,000                 25,000
       Accretion and premium amortization ............................................                 1,001                  2,408
       Deferred income tax provision .................................................                42,901                 50,238
       Increase in interest receivable ...............................................                (2,960)                (9,281)
       Increase (decrease) in interest payable .......................................                54,138                (15,221)
       Increase in other assets ......................................................               (97,732)               (12,390)
       Increase (decrease) in other liabilities ......................................                75,542                (56,566)
                                                                                                 -----------            -----------
         Net cash provided by operating activities ...................................               194,260                 54,145
                                                                                                 -----------            -----------
Cash flows from investing activities:
   Purchase of nonmarketable equity securities .......................................               (46,639)                     -
   Calls and maturities of securities available-for-sale .............................                51,357                551,936
   Purchase of securities available-for-sale .........................................            (4,541,809)            (1,505,592)
   Net increase in loans made to customers ...........................................            (1,236,005)              (968,084)
   Purchases of premises and equipment ...............................................               (97,623)                (8,145)
                                                                                                 -----------            -----------
         Net cash used by investing activities .......................................            (5,870,719)            (1,929,885)
                                                                                                 -----------            -----------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, interest-bearing
     transaction accounts and savings accounts .......................................            (1,339,064)             4,983,257
   Net increase (decrease) in certificates of deposit and
     other time deposits .............................................................             2,773,311             (1,526,372)
   Advances from Federal Home Loan Bank ..............................................             1,000,000              1,000,000
   Repayment of advances from Federal Home Loan Bank .................................            (1,000,000)            (2,000,000)
   Proceeds from Note Payable ........................................................               100,000                      -
   Proceeds from exercise of stock warrants ..........................................                     -                 25,000
                                                                                                 -----------            -----------
         Net cash provided by financing activities ...................................             1,534,247              2,481,885
                                                                                                 -----------            -----------
Net increase (decrease) in cash and cash equivalents .................................            (4,142,212)               606,145
Cash and cash equivalents, beginning .................................................             8,597,606              3,785,684
                                                                                                 -----------            -----------
Cash and cash equivalents, ending ....................................................           $ 4,455,394            $ 4,391,829
                                                                                                 ===========            ===========
Cash paid during the period for:
   Income taxes ......................................................................           $     3,965            $     1,993
   Interest ..........................................................................           $   238,530            $   185,974

             See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:


In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after December 15, 2005.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107. SAB 107 provides interpretive guidance related to the interaction between Statement No.123 and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123. The Company is currently evaluating the impact that the adoption of SFAS No. 123 will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Recently Issued Accounting Pronouncements - continued

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


Note 3 - Stock-Based Compensation

Our stock-based employee compensation plan and stock warrants are accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all warrants and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied to the Option Plans.

                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                         2005             2004
                                                         ----             ----
Net income, as reported .........................   $       42,591   $   31,922
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ....          (35,492)      (6,131)
                                                    --------------   ----------

Pro forma net income ............................   $        7,099   $   25,791
                                                    ==============   ==========

Earnings per share:
  Basic - as reported ...........................   $         0.07   $     0.06
                                                    ==============   ==========
  Basic - pro forma .............................   $         0.01   $     0.05
                                                    ==============   ==========

  Diluted - as reported .........................   $         0.07   $     0.05
                                                    ==============   ==========
  Diluted - pro forma ...........................   $         0.01   $     0.04
                                                    ==============   ==========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share
A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2004 are as follows:

                                                                                          Three Months Ended March 31, 2005
                                                                                      Income              Shares        Per Share
                                                                                  (Numerator)          (Denominator)      Amount
                                                                                  -----------          -------------      ------
Basic earnings per share
   Income available to common shareholders ............................              $42,591              572,070          $0.07
                                                                                                                           =====
Effect of dilutive securities
   Stock options and warrants .........................................                    -               17,835
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $42,591              589,905          $0.07
                                                                                     =======              =======          =====

                                                                                          Three Months Ended March 31, 2004
                                                                                      Income              Shares         Per Share
                                                                                   (Numerator)         (Denominator)       Amount
                                                                                   -----------         -------------       ------
Basic earnings per share
   Income available to common shareholders ............................              $31,922              567,319           $0.06
                                                                                                                            =====
Effect of dilutive securities
   Stock options and warrants .........................................                    -               14,373
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $31,922              581,692           $0.05
                                                                                     =======              =======           =====

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2005 and 2004:

                                                                                             Three Months Ended March 31, 2005
                                                                                             ---------------------------------
                                                                                          Pre-tax         (Expense)       Net-of-tax
                                                                                           Amount          Benefit          Amount
                                                                                           ------          -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(52,765)          $19,523         $(33,242)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------           -------         --------
   Net unrealized gains (losses) on securities ................................          (52,765)           19,523          (33,242)
                                                                                        --------           -------         --------
Other comprehensive income (loss) .............................................         $(52,765)          $19,523         $(33,242)
                                                                                        ========           =======         ========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Comprehensive Income - continued

                                                                                                Three Months Ended March 31, 2004
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

Subsequent Event

In May, 2005, we abandoned our sponsorship of the organization of another bank in a different market. We plan to dispose of the property leased for that bank's office in 2005.

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2005 compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2004. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Words such as "expect," "estimate," "anticipate," "believe," "project," "intend," "plan," and similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2005, net interest income increased $160,936, or 27.66%, to $742,801 as compared to $581,865 for the same period in 2004. Interest income from loans, including fees increased $234,975, or 32.49%, from the three months ended March 31, 2004 to the comparable period in 2005 as we continue to experience growth in our loan portfolio. Interest expense for the three months ended March 31, 2005 was $292,668 as compared to $170,753 for the same period in 2004. The net interest margin realized on earning assets increased from 4.38% for the three months ended March 31, 2004 to 4.68% for the same period in 2005. The interest rate spread increased by 18 basis points from 4.21% at March 31, 2004 to 4.39% at March 31, 2005.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2005, the provision charged to expense was $36,000, as compared to $25,000 for the same period in 2004. The allowance for loan losses represents 1.11% of gross loans at March 31, 2005 and 1.04% at March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the three months ended March 31, 2005 was $103,644, a decrease of $14,496 from $118,140 during the comparable period in 2004. The largest component of noninterest income was service charges on deposit accounts, which totaled $66,102 for the three months ended March 31, 2005, as compared to $62,591 for the three months ended March 31, 2004. There was no brokerage fee commissions income for the three months ended March 31, 2005 due to a transition in brokerage personnel.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 was $742,841, which was 18.98% higher than the $624,335 amount for the three months ended March 31, 2004. The largest category, salaries and employee benefits, increased from $344,525 for the three months ended March 31, 2004 to $381,127 for the three months ended March 31, 2005. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank, including $33,300 related to the organization of a proposed subsidiary bank. Net occupancy expense increased $23,760, or 55.51% to $66,565 for the three months ended March 31, 2005 when compared to the same period in 2004. This increase is mainly due to occupancy expenses associated with the proposed subsidiary bank. We abandoned our sponsorship of the proposed subsidiary bank in May, 2005.

Income Taxes

Income tax expense for the three months ended March 31, 2005 was $25,014 as compared to an income tax expense of $18,748 for the same period in 2004. The effective tax rate was 37% for the three months ended March 31, 2005 and 2004.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2005 of $42,591 as compared to net income of $31,922 for the same period in 2004. Net income before taxes of $67,605 was partially offset by the income tax expense of $25,014. Net income before taxes for the same period in 2004 was $50,670, which was partially offset by the income tax expense of $18,748.


Financial Condition

Assets and Liabilities

During the first three months of 2005, total assets increased $1,673,276, or 2.38%, when compared to December 31, 2004. Total loans increased $1,233,588, or 2.24% during the first three months of 2005. Total deposits also increased $1,434,247, or 2.49%, from the December 31, 2004 amount of $57,691,196. Federal funds sold decreased $3,764,875 from December 31, 2004 to $2,629,882 at March 31, 2005. Other time deposits increased $3,020,072, or 15.99%, during the first three months of 2005 while noninterest-bearing transaction accounts decreased $1,729,957, or 20.89%. Savings deposits also decreased $185,284, or 0.98%, during the first three months of 2005.


Investment Securities

Investment securities increased from $4,901,705 at December 31, 2004 to $8,485,030 at March 31, 2005. The increase is due to the purchase of short-term securities in an effort to further improve the Bank's yield on earning assets. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2005.

                            REGIONAL BANKSHARES, INC.


Loans

We continued our trend of loan growth during the first three months of 2005. Net loans increased $1,200,005, or 2.20%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 2.91%, or $1,133,402, from December 31, 2004 to March 31, 2005. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

                                                    March 31,       December 31,
                                                      2005              2004
                                                      ----              ----
   Real estate - construction ...............     $ 5,354,686      $ 5,152,299
   Real estate - mortgage ...................      40,109,665       38,976,263
   Commercial and industrial ................       5,153,054        4,941,323
   Consumer and other .......................       5,668,560        5,982,492
                                                  -----------      -----------
                                                  $56,285,965      $55,052,377
                                                  ===========      ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                          March 31, December 31,
                                                            2005       2004
                                                            ----       ----
Loans:  Nonaccrual loans ............................... $ 15,185    $ 23,847
Accruing loans more than 90 days past due .............. $ 10,266    $  2,157
Loans identified by the internal review mechanism:
  Criticized ........................................... $574,427    $578,868
  Classified ........................................... $ 26,864    $ 30,160

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

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2005              2004
                                                       ----              ----
  Balance, January 1, ............................  $   589,765     $   482,875
  Provisions for loan losses for the period ......       36,000          25,000
  Net loans (charged-off) recovered
    for the period ..............................        (2,417)          2,850
                                                    -----------     -----------

  Balance, end of period .........................  $   623,348     $   510,725
                                                    ===========     ===========

  Gross loans outstanding, end of period .........  $56,285,965     $49,233,722

  Allowance for loan losses to loans outstanding .         1.11%           1.04%

                            REGIONAL BANKSHARES, INC.

Deposits

At March 31, 2005, total deposits had increased by $1,434,247, or 2.49%, from December 31, 2004. The largest increase was in other time deposits, which increased $3,020,072, or 15.99%, from December 31, 2004 to March 31, 2005.
Expressed in percentages, noninterest-bearing deposits decreased 20.89% and interest-bearing deposits increased 6.40%. The decline in noninterest-bearing deposits was a result of seasonality of some of the Bank's depositors.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 are as follows:

                                                      March 31,     December 31,
                                                        2005             2004
                                                        ----             ----
  Noninterest-bearing demand deposits ........      $ 6,551,018      $ 8,280,977
  Interest-bearing demand deposits ...........        6,351,965        5,775,786
  Savings deposits ...........................       18,784,499       18,969,783
  Time deposits $100,000 and over ............        5,529,936        5,776,697
  Other time deposits ........................       21,908,025       18,887,953
                                                    -----------      -----------
                                                    $59,125,443      $57,691,196
                                                    ===========      ===========

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was 84.67% and 84.77% at March 31, 2005 and December 31, 2004, respectively.

Securities available-for-sale, which totaled $7,992,238 at March 31, 2005, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2005, unused lines of credit totaled $3,750,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $7,182,891 as of March 31, 2005. As of March 31, 2005 we had $6,250,000 borrowed on this line.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2005, the Bank had issued commitments to extend credit of $12,301,923 and standby letters of credit totaling $60,000. Approximately $11,368,472 of these commitments to extend credit had variable rates.

                            REGIONAL BANKSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2005.

                                                           After One     After Three
                                                            Through        Through                        Greater
                                          Within One         Three         Twelve        Within One         Than
                                              Month          Months        Months           Year           One Year          Total
                                              -----          ------        ------           ----           --------          -----

Unused commitments to
  extend credit ....................        $935,060        $925,266      $1,937,080      $3,797,406      $8,504,517     $12,301,923
Standby letters of credit ..........               -               -          60,000          60,000               -          60,000
                                            --------        --------      ----------      ----------      ----------     -----------

Totals .............................        $935,060        $925,266      $1,997,080      $3,857,406      $8,504,517     $12,361,923
                                            ========        ========      ==========      ==========      ==========     ===========

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2004 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased from $5,093,599 at December 31, 2004 to $5,102,948 at March 31, 2005. The increase is mainly due to net income for the period of $42,591. The net income was partially offset by a $33,242 decline in the fair value of securities available-for-sale.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels. Because the Company has total assets less than $150 million, its capital adequacy is judged only on the adequacy of the Bank's capital. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. For the Bank, Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. For the Bank, Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

                            REGIONAL BANKSHARES, INC.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2005, as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at March 31, 2005:

Shareholders' equity .......................................        $ 6,150,801
  Less: intangibles ........................................                  -
                                                                    -----------
  Tier 1 capital ...........................................          6,150,801
  Plus: allowance for loan losses (1) ......................            623,348
                                                                    -----------
  Total capital ............................................        $ 6,774,149
                                                                    ===========
  Risk-weighted assets .....................................        $70,533,519
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................              10.07%
  Total capital (to risk-weighted assets) ..................              11.09%
  Tier 1 capital (to total average assets) .................               8.72%

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

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 6. Exhibits

     Exhibits

     Exhibit  10  -   Information   relating  to   compensation   of   directors
     (incorporated by reference to Current Report on Form 8-K filed February 25,
     2005).

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




Date:  May 12, 2005            /s/ CURTIS A. TYNER
                               -------------------------------------------------
                               Curtis A. Tyner, President,
                               Chief Executive Officer and Chief Financial
                               Officer

                            REGIONAL BANKSHARES, INC.


Exhibit Index

10   Information   relating  to  compensation  of  directors   (incorporated  by
     reference to Current Report on Form 8-K filed February 25, 2005).

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