Form 10QSB
period 2005-06-30
REGIONAL BANKSHARES INC
filed 2005-08-15
CIK 1135513

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
        X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----           THE SECURITIES EXCHANGE ACT OF 1934

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

     ___________ shares of common stock, $1.00 par value as of July 31, 2005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANKSHARES, INC.

                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004......................................3

         Condensed Consolidated Statements of Income - Six months ended June 30, 2005 and 2004 and Three months ended June 30, 2005 and 2004..................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2005 and 2004........................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004........................6

         Notes to Condensed Consolidated Financial Statements..........................................................7-11

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................12-18

Item 3. Controls and Procedures..........................................................................................18

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................................................19

Item 4. Submission of Matters to a Vote of Security Holders..............................................................19

Item 6. Exhibits and Reports on Form 8-K.................................................................................19

         (a) Exhibits....................................................................................................19

                            REGIONAL BANKSHARES, INC.
                      Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

                                                                                                   June 30,           December 31,
                                                                                                    2005                  2004
                                                                                                    ----                  ----
                                                                                                 (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $  2,996,632           $  2,201,849
     Federal funds sold ..............................................................             2,671,113              6,395,757
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             5,667,745              8,597,606
                                                                                                ------------           ------------

   Investment securities:
     Securities available-for-sale ...................................................             7,779,986              3,555,552
     Nonmarketable equity securities .................................................               492,792                446,153
                                                                                                ------------           ------------
       Total investment securities ...................................................             8,272,778              4,001,705
                                                                                                ------------           ------------

   Loans receivable ..................................................................            56,919,221             55,052,377
     Less allowance for loan losses ..................................................              (635,787)              (589,765)
                                                                                                ------------           ------------
       Loans receivable, net .........................................................            56,283,434             54,462,612
                                                                                                ------------           ------------
   Accrued interest receivable .......................................................               299,416                237,244
   Premises and equipment, net .......................................................             2,805,514              2,454,548
   Other assets ......................................................................               362,794                506,686
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 73,691,681           $ 70,260,401
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing ...............................................................          $  7,913,094           $  8,280,977
   Interest-bearing ..................................................................             6,520,018              5,775,786
   Savings ...........................................................................            17,898,763             18,969,783
   Time deposits $100,000 and over ...................................................             6,510,270              5,776,697
   Other time deposits ...............................................................            21,923,947             18,887,953
                                                                                                ------------           ------------
       Total deposits ................................................................            60,766,092             57,691,196
                                                                                                ------------           ------------
Note payable .........................................................................             1,050,000              1,000,000
Advances from Federal Home Loan Bank .................................................             6,250,000              6,250,000
Accrued interest payable .............................................................               182,756                117,773
Other liabilities ....................................................................               123,053                107,833
                                                                                                ------------           ------------
       Total liabilities .............................................................            68,371,901             65,166,802
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     576,304 and 572,070 shares issued and outstanding at
     June 30, 2005 and December 31, 2004, respectively ...............................               576,304                572,070
   Capital surplus ...................................................................             5,127,579              5,079,471
   Retained earnings (deficit) .......................................................              (336,187)              (535,783)
   Accumulated other comprehensive income (loss) .....................................               (47,916)               (22,159)
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             5,319,780              5,093,599
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 73,691,681           $ 70,260,401
                                                                                                ============           ============

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                      Six Months Ended                      Three Months Ended
                                                                             June 30,                             June 30,
                                                                             --------                             --------
                                                                     2005              2004               2005              2004
                                                                     ----              ----               ----              ----
Interest income:
   Loans, including fees ...............................         $1,968,956         $1,517,617         $1,010,859         $  794,495
   Investment securities
     Taxable ...........................................            104,857             37,184             66,009             14,906
     Nonmarketable equity securities ...................              7,881              2,688              4,560                830
     Federal funds sold ................................             55,229              9,176             20,026              3,818
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          2,136,923          1,566,665          1,101,454            814,049
                                                                 ----------         ----------         ----------         ----------
Interest expense:
   Time deposits $100,000 and over .....................             71,049             64,251             40,905             29,814
   Other deposits ......................................            412,671            252,085            229,139            122,254
   Other interest expense ..............................            125,196             10,562             46,204              4,077
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            608,916            326,898            316,248            156,145
                                                                 ----------         ----------         ----------         ----------
Net interest income ....................................          1,528,007          1,239,767            785,206            657,904
Provision for loan losses ..............................             60,000             55,000             24,000             30,000
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
   loan losses .........................................          1,468,007          1,184,767            761,206            627,904
Other income:
   Service charges on deposit accounts .................            161,864            138,374             95,762             75,783
   Residential mortgage origination fees ...............             29,014             37,358             16,131             20,226
   Brokerage fee commissions ...........................             11,567             45,000             11,567             24,292
   Credit life insurance commissions ...................              2,552              2,527              2,141              1,933
   Other income ........................................             43,612             35,857             19,364             18,741
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            248,609            259,116            144,965            140,975
                                                                 ----------         ----------         ----------         ----------
Other expense:
   Salaries and employee benefits ......................            713,606            649,148            332,479            304,561
   Net occupancy expense ...............................             91,857             86,579             25,292             43,774
   Furniture and fixture expense .......................             86,627             84,590             47,097             42,657
   Other operating expenses ............................            507,708            407,071            252,090            212,064
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          1,399,798          1,227,388            656,958            603,056
                                                                 ----------         ----------         ----------         ----------
Income before income taxes .............................            316,818            216,495            249,213            165,823
Income tax expense .....................................            117,222             80,104             92,208             61,355
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $  199,596         $  136,391         $  157,005         $  104,468
                                                                 ==========         ==========         ==========         ==========
Earnings per share
Average shares outstanding .............................            573,678            568,402            575,268            569,484
Net income - basic .....................................         $     0.35         $     0.24         $     0.27         $     0.18
Net income - diluted ...................................         $     0.34         $     0.23         $     0.27         $     0.18

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
               Condensed Consolidated Statements of Shareholders'
                         Equity and Comprehensive Income
                 For the six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                                            Accumulated
                                                                                              Retained          Other
                                                       Common Stock            Capital        Earnings      Comprehensive
                                                     Shares      Amount        Surplus        (Deficit)         Income       Total
                                                     ------      ------        -------        ---------         ------       -----
Balance,
   December 31, 2003 .......................       566,770     $  566,770     $5,031,771    $ (856,905)    $  (13,740)   $4,727,896

Net income
   for the period ..........................                                                    136,391                     136,391

Other comprehensive loss,
   net of tax benefit of $22,809 ...........                                                                  (41,303)      (41,303)

Comprehensive
   income ..................................                                                                                 95,088
                                                                                                                         ----------

Warrants exercised
   at $10.00 per share .....................         3,800          3,800         34,200                                     38,000
                                                ----------     ----------     ----------    ----------     ----------    ----------

Balance,
   June 30, 2004 ...........................       570,570     $  570,570     $5,065,971    $ (720,514)    $  (55,043)   $4,860,984
                                                ==========     ==========     ==========    ==========     ==========    ==========

Balance,
   December 31, 2004 .......................       572,070     $  572,070     $5,079,471    $ (535,783)    $  (22,159)   $5,093,599

Net income
   for the period ..........................                                                   199,596                      199,596

Other comprehensive loss,
   net of tax benefit of $15,127 ...........                                                                  (25,757)      (25,757)

Comprehensive
   income ..................................                                                                                173,839
                                                                                                                         ----------

Options exercised
    at $13.00 per share ....................         3,334          3,334         40,008                                     43,342

Warrants exercised
   at $10.00 per share .....................           900            900          8,100                                      9,000
                                                ----------     ----------     ----------    ----------     ----------    ----------

Balance,
   June 30, 2005 ...........................       576,304     $  576,304     $5,127,579    $ (336,187)    $  (47,916)   $5,319,780
                                                ==========     ==========     ==========    ==========     ==========    ==========

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                         2005                 2004
                                                                                                         ----                 ----
Cash flows from operating activities:
   Net income ..............................................................................        $   199,596         $   136,391
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization .......................................................             96,969              86,439
       Provision for possible loan losses ..................................................             60,000              55,000
       Accretion and premium amortization ..................................................              2,746               4,032
       Deferred income tax provision .......................................................            115,918              92,405
       Increase in interest receivable .....................................................            (62,172)               (908)
       Increase (decrease) in interest payable .............................................             64,983             (34,390)
       Decrease in other assets ............................................................             43,101              59,526
       Increase (decrease) in other liabilities ............................................             15,220             (84,813)
       Increase in gain on sale/paydown of securities ......................................              2,325               3,267
                                                                                                    -----------         -----------
         Net cash provided by operating activities .........................................            538,686             316,949
                                                                                                    -----------         -----------
Cash flows from investing activities:
   Purchases of securities available-for-sale ..............................................         (5,150,184)         (2,005,592)
   Maturities of securities available-for-sale .............................................            879,795             652,883
   Purchase of nonmarketable equity securities .............................................            (46,639)            (49,100)
   Net increase in loans made to customers .................................................         (1,880,822)         (4,606,028)
   Purchases of premises and equipment .....................................................           (447,935)            (47,018)
                                                                                                    -----------         -----------
         Net cash used by investing activities .............................................         (6,645,785)         (6,054,855)
                                                                                                    -----------         -----------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, interest-bearing transaction
     accounts and savings accounts .........................................................           (694,671)          3,867,427
   Net increase (decrease) in certificates of deposit and other time deposits ..............          3,769,567            (183,083)
   Advances from Note Payable Bankers Bank .................................................            250,000                   -
   Repayments of Note Payable Bankers Bank .................................................           (200,000)                  -
   Proceeds from exercise of options .......................................................             43,342                   -
   Proceeds from exercise of warrants ......................................................              9,000              38,000
                                                                                                    -----------         -----------
         Net cash provided by financing activities .........................................          3,177,238           3,722,344
                                                                                                    -----------         -----------
Net decrease in cash and cash equivalents ..................................................         (2,929,861)         (2,015,562)
Cash and cash equivalents, beginning .......................................................          8,597,606           3,785,684
                                                                                                    -----------         -----------
Cash and cash equivalents, ending ..........................................................        $ 5,667,745         $ 1,770,122
                                                                                                    ===========         ===========
Cash paid during the period for:
   Income taxes ............................................................................        $     7,930         $     3,050
   Interest ................................................................................        $   543,933         $   361,288

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2004.


Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:


In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after December 15, 2005.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107. SAB 107 provides interpretive guidance related to the interaction between Statement No.123 and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123. The Company is currently evaluating the impact that the adoption of SFAS No. 123 will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.


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

                            REGIONAL BANKSHARES, INC.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation
Our stock-based employee compensation plan and stock warrants are accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all warrants and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FASB SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to the Option Plan and warrants.

                                                                                                    Six Months Ended June 30,
                                                                                                    -------------------------
                                                                                                   2005                    2004
                                                                                                   ----                    ----
Net income, as reported ........................................................             $      199,596           $     136,391
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ..................................                    (66,164)                (10,820)
                                                                                             --------------             -----------
Pro forma net income ...........................................................             $      133,432           $     125,571
                                                                                             ==============             ===========
Earnings per share:
   Basic - as reported .........................................................             $         0.35             $      0.24
                                                                                             ==============             ===========
   Basic - pro forma ...........................................................             $         0.23             $      0.22
                                                                                             ==============             ===========
   Diluted - as reported .......................................................             $         0.34             $      0.23
                                                                                             ==============             ===========
   Diluted - pro forma .........................................................             $         0.23             $      0.22
                                                                                             ==============             ===========

                            REGIONAL BANKSHARES, INC.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued

                                                                                                  Three Months Ended June 30,
                                                                                                  ---------------------------
                                                                                                   2005                  2004
                                                                                                   ----                  ----
Net income, as reported .......................................................             $       157,005             $   104,468
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects .................................                     (30,672)                 (5,410)
                                                                                            ---------------             -----------
Pro forma net income ..........................................................             $       126,333             $    99,058
                                                                                            ===============             ===========
Earnings per share:
   Basic - as reported ........................................................             $          0.27             $       0.18
                                                                                            ===============             ===========
   Basic - pro forma ..........................................................             $          0.22             $       0.17
                                                                                            ===============             ===========
   Diluted - as reported ......................................................             $          0.27             $       0.18
                                                                                            ===============             ===========
   Diluted - pro forma ........................................................             $          0.22             $       0.17
                                                                                            ===============             ===========

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                                                             Six Months Ended June 30, 2005
                                                                                             ------------------------------
                                                                                   Income                Shares           Per Share
                                                                                 (Numerator)         (Denominator)          Amount
                                                                                 -----------         -------------          ------
Basic earnings per share
   Income available to common shareholders ..........................              $199,596             573,678             $0.35
                                                                                                                            =====
Effect of dilutive securities
   Stock options and warrants .......................................                                    13,737
                                                                                   --------             -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $199,596             587,415             $0.34
                                                                                   ========            ========             =====


                                                                                             Six Months Ended June 30, 2004
                                                                                             ------------------------------
                                                                                   Income                Shares           Per Share
                                                                                 (Numerator)         (Denominator)          Amount
                                                                                 -----------         -------------          ------
Basic earnings per share
   Income available to common shareholders ..........................              $136,391             568,402              $0.24
                                                                                                                             =====
Effect of dilutive securities
   Stock options and warrants .......................................                                    14,668
                                                                                   --------             -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $136,391             583,070              $0.23
                                                                                   ========            ========              =====

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share - continued

                                                                                          Three Months Ended June 30, 2005
                                                                                          --------------------------------
                                                                                    Income             Shares             Per Share
                                                                                 (Numerator)        (Denominator)           Amount
                                                                                 -----------        -------------           ------
Basic earnings per share
   Income available to common shareholders ..........................              $157,005            575,268              $0.27
                                                                                                                            =====
Effect of dilutive securities
   Stock options and warrants .......................................                                    9,598
                                                                                   --------           --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $157,003            584,866              $0.27
                                                                                   ========           ========              =====


                                                                                          Three Months Ended June 30, 2004
                                                                                          --------------------------------
                                                                                    Income             Shares             Per Share
                                                                                 (Numerator)        (Denominator)           Amount
                                                                                 -----------        -------------           ------
Basic earnings per share
   Income available to common shareholders ..........................              $104,468            569,484              $0.18
                                                                                                                            =====
Effect of dilutive securities
   Stock options and warrants .......................................                                   14,384
                                                                                   --------           --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $104,468            583,868              $0.18
                                                                                   ========           ========              =====

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2005 and 2004:

                                                                                               Six Months Ended June 30, 2005
                                                                                               ------------------------------
                                                                                        Pre-tax           (Expense)      Net-of-tax
                                                                                         Amount             Benefit          Amount
                                                                                         ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(40,884)         $ 15,127         $(25,757)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (40,884)           15,127          (25,757)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(40,884)         $ 15,127         $(25,757)
                                                                                        ========          ========         ========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 5 - Comprehensive Income - continued

                                                                                               Six Months Ended June 30, 2004
                                                                                               ------------------------------
                                                                                        Pre-tax           (Expense)      Net-of-tax
                                                                                         Amount             Benefit          Amount
                                                                                         ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(64,112)         $ 22,809         $(41,303)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (64,112)           22,809          (41,303)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(64,112)         $ 22,809         $(41,303)
                                                                                        ========          ========         ========


                                                                                              Three Months Ended June 30, 2005
                                                                                              --------------------------------
                                                                                        Pre-tax           (Expense)      Net-of-tax
                                                                                         Amount            Benefit          Amount
                                                                                         ------            -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $11,881         $(4,396)         $ 7,485
   Plus: reclassification adjustment for gains (losses)
   realized in net income .........................................................               -               -                -
                                                                                            -------         -------          -------
   Net unrealized gains (losses) on securities ....................................          11,881          (4,396)           7,485
                                                                                            -------         -------          -------
Other comprehensive income (loss) .................................................         $11,881         $(4,396)         $ 7,485
                                                                                            =======         =======          =======


                                                                                               Three Months Ended June 30, 2004
                                                                                               --------------------------------
                                                                                        Pre-tax           (Expense)      Net-of-tax
                                                                                         Amount            Benefit         Amount
                                                                                         ------            -------         ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(86,010)         $ 30,911         $(55,099)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (86,010)           30,911          (55,099)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(86,010)         $ 30,911         $(55,099)
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

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2005 compared to December 31, 2004, and the results of operations for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2004. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2005, net interest income increased $288,240, or 23.25%, to $1,528,007 as compared to $1,239,767 for the same period in 2004. Interest income from loans, including fees, increased $451,339, or 29.74%, from the six months ended June 30, 2004 to the comparable period in 2005, as we continued to experience growth in our loan portfolio. Interest expense for the six months ended June 30, 2005 was $608,916 as compared to $326,898 for the same period in 2004. The increase in interest expense was due to rising interest rates, a change in the bank's deposit mix to include more certificates of deposit, as well as term borrowings obtained by the bank. The increase in certificates of deposit and term borrowings were to protect the bank from interest rate risk in a rising rate environment. The net interest margin realized on earning assets increased from 4.59% for the six months ended June 30, 2004 to 4.68% for the same period in 2005. The interest rate spread decreased slightly from 4.41% at June 30, 2004 to 4.40% at June 30, 2005.

For the quarter ended June 30, 2005, net interest income totaled $785,206, an increase of $127,302, or 19.35%, when compared to the same quarter ended June 30, 2004. Interest income totaling $1,010,859 was generated from loans, including fees, during the quarter ended June 30, 2005, as compared to $794,495 during the comparable period in 2004. These changes also resulted from growth in the amount of earning assets as well as supporting liabilities coupled with the effects of a higher interest rate environment. Interest expense on deposit accounts was $316,247 for the quarter ended June 30, 2005, as compared to $152,068 for the same period in 2004. The net interest margin realized on earning assets was 4.71% for the quarter ended June 30, 2005, as compared to 4.73% during the same period in 2004. The interest rate spread was 4.43% for the quarter ended June 30, 2005, as compared to 4.55% for the quarter ended June 30, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2005, the provision charged to expense was $60,000, as compared to $55,000 in the same period a year earlier. For the quarter ended June 30, 2005, the provision charged to expense was $24,000, as compared to $30,000 for the same period in 2004. The allowance represented 1.12% and 0.99% of gross loans at June 30, 2005 and 2004, respectively. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the six months ended June 30, 2005 was $248,609, a decrease of $10,507 from $259,116 during the comparable period in 2004. Service charges totaled $161,864 for the six months ended June 30, 2005 as compared to $138,374 in the same period in 2004. Residential mortgage origination fees decreased $8,344 as compared to the six months ended June 30, 2004. This decrease is attributable to a decline in consumer refinancing activity. Brokerage fee commissions declined from $45,000 for the six months ended June 30, 2004 to $11,567 for the six months ended June 30, 2005. The decline is attributable to a transition in brokerage personnel.


For the quarter ended June 30, 2005, noninterest income was $144,965, an increase of $3,990, or 2.83% from the same period ended June 30, 2004. The largest component of noninterest income was service charges on deposit accounts, which totaled $95,762 for the quarter ended June 30, 2005, as compared to $75,783 for the quarter ended June 30, 2004. Residential mortgage origination fees were $16,131 for the quarter ended June 30, 2005 as compared with $20,226 for the 2004 quarter. This decline from the previous year is due to a decline in residential refinancing. Income from brokerage fee commissions totaled $11,567 for the quarter ended June 30, 2005, a decrease from $24,292 for the quarter ended June 30, 2004. This is mainly due to changes in brokerage personnel.


Noninterest Expense

Total noninterest expense for the six months ended June 30, 2005 was $1,399,798, which was 14.05% higher than the $1,227,388 for the six months ended June 30, 2004. The largest category, salaries and employee benefits, increased from $649,148 for the six months ended June 30, 2004 to $713,606 for the six months ended June 30, 2005. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank. Net occupancy expense increased from $86,579 to $91,857 for the six months ended June 30, 2005. There was also an increase of $2,037 in furniture and fixtures expense when compared to the previous year. The Company began the process of forming a new community bank in Bluffton, South Carolina during the fall of 2004. However, during the second quarter of 2005, the Company decided to discontinue those efforts. The local organizers in Bluffton reimbursed the Company for the majority of the expenses incurred during the process. However, noninterest expense for the six months ended June 20, 2005 included $41,651 associated with the proposed bank.


For the quarter ended June 30, 2005, noninterest expense increased $53,902, or 8.94% as compared to the same period ended June 30, 2004. The largest category, salaries and employee benefits, increased from $304,561 for the quarter ended June 30, 2004 to $332,479 for the quarter ended June 30, 2005.

Income Taxes

The income tax expense for the six months ended June 30, 2005 was $117,222, an increase of $37,118 or 46.34% as compared to the same period ended June 30, 2004. This is the result of an increase in income before taxes. The effective tax rate was 37% for the six months ended June 30, 2005 and 2004. The effective tax rate was 37% the quarters ended June 30, 2005 and 2004.


Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2005 of $199,596 as compared to a net income of $136,391 for the same period in 2004. For the quarter ended June 30, 2005, net income was $157,003, as compared to net income of $104,468 for the same period in 2004.

                            REGIONAL BANKSHARES, INC.

Financial Condition

Assets and Liabilities

During the first six months of 2005, total assets increased $3,431,280, or 4.88%, when compared to December 31, 2004. Loans increased $1,866,844, or 3.39%, during the first six months of 2005. Total deposits increased $3,074,896, or 5.33%, from $57,691,196 at December 31, 2004 to $60,766,092 at June 30, 2005.
Other time deposits increased $3,035,994, or 16.07%, during the first six months of 2005. Savings deposits decreased $1,071,020 during the first six months of 2005.

Investment Securities

Investment securities increased from $3,555,552 at December 31, 2004 to $7,779,986 at June 30, 2005. The increase is due to the purchase of short-term securities in an effort to further improve the Bank's yield on earning assets. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2005.

Loans

We continued our trend of loan growth during the first six months of 2005. The increase in loans was attributable to the normal growth of the Bank. Net loans increased $1,820,822, or 3.34%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 2.16%, or $843,163, from December 31, 2004 to June 30, 2005. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

                                                    June 30,        December 31,
                                                      2005              2004
                                                      ----              ----
Real estate - construction ...............        $ 5,620,150        $ 5,152,299
Real estate - mortgage ...................         39,819,426         38,976,263
Commercial and industrial ................          5,661,071          4,941,323
Consumer and other .......................          5,818,574          5,982,492
                                                  -----------        -----------
                                                  $56,919,221        $55,052,377
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                        June 30,    December 31,
                                                          2005         2004
                                                          ----         ----

Loans: Nonaccrual loans .............................. $  7,907     $ 23,847
Accruing loans more than 90 days past due ............ $  1,534     $  2,157
Loans identified by the internal review mechanism:
  Criticized ......................................... $553,026     $578,868
  Classified ......................................... $  9,762     $ 30,160

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

                            REGIONAL BANKSHARES, INC.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                    Six Months Ended June 30,
                                                                                                    -------------------------
                                                                                                2005                       2004
                                                                                                ----                       ----

Balance, January 1, ..........................................................             $    589,765               $    482,875
Provisions for loan losses for the period ....................................                   60,000                     55,000
Net loans (charged-off) recovered for the period .............................                  (13,978)                   (13,656)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    635,787               $    524,219
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 56,919,221               $ 52,855,160

Allowance for loan losses to loans outstanding ...............................                     1.12%                      0.99%


Deposits

During the first six months of 2005, total deposits increased by $3,074,896, or 5.33% from December 31, 2004. This increase was due to the normal growth of the Bank. The largest increase was in other time deposits, which increased $3,035,994, or 16.07% from December 31, 2004. The increase was attributable to the opening of new accounts during the period. Expressed in percentages, noninterest bearing deposits decreased 4.44% and interest bearing deposits increased 6.97%.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:

                                                                                                June 30,                December 31,
                                                                                                  2005                      2004
                                                                                                  ----                      ----
     Noninterest-bearing demand deposits ...................................                 $ 7,913,094                 $ 8,280,977
     Interest-bearing demand deposits ......................................                   6,520,018                   5,775,786
     Savings deposits ......................................................                  17,898,763                  18,969,783
     Time deposits $100,000 and over .......................................                   6,510,270                   5,776,697
     Other time deposits ...................................................                  21,923,947                  18,887,953
                                                                                             -----------                 -----------
                                                                                             $60,766,092                 $57,691,196
                                                                                             ===========                 ===========

Note Payable

During 2004, the Company executed a note with The Bankers Bank to borrow $1,000,000 for purposes of providing additional capital to the Bank. The note is secured by the stock owned by the Company in the Bank and matures September 30, 2016. In March 2005, the Company executed a line of credit with The Bankers Bank to borrow up to $500,000 to cover expenses associated with the proposed bank. The note is also secured by the stock owned by the Company in the Bank. The Company currently has $50,000 drawn on the line and it will mature March 18, 2006.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 83.62% at June 30, 2005 and 84.77% at December 31, 2004.

Securities available-for-sale, which totaled $7,779,986 at June 30, 2005, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2005, unused lines of credit totaled $3,750,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $7,369,000 as of June 30, 2005. As of June 30, 2005, we have $6,250,000 in borrowings against this line.

                            REGIONAL BANKSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2005, the Bank had issued commitments to extend credit of $14,571,537 and $60,000 in standby letters of credit. Approximately $13,728,299 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2005.

                                                   After One      After Three
                                     Within         Through        Through                       Greater
                                        One           Three         Twelve         Within          Than
                                      Month          Months         Months        One Year       One Year          Total
                                      -----          ------         ------        --------       --------          -----
Unused commitments
   to extend credit ...........  $       426     $    35,518    $ 3,948,622     $3,984,566   $  10,586,971  $  14,571,537
Standby letters of
   credit .....................       25,000          35,000              -         60,000               -         60,000
                                 -----------     -----------    -----------     ----------   -------------  -------------
     Total ....................  $    25,426     $    70,518    $ 3,948,622     $4,044,566   $  10,586,971  $  14,631,537
                                 ===========     ===========    ===========     ==========   =============  =============

Based on historical experience, many of the commitments will expire not fully funded. Accordingly, the amounts shown in the table above do not necessarily reflect the Bank's need for funds in the periods shown.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

                            REGIONAL BANKSHARES, INC.

Capital Resources
Total shareholders' equity increased from $5,093,599 at December 31, 2004 to $5,319,780 at June 30, 2005. The increase is due to net income for the period of $199,596, a negative change in the fair value of securities available-for-sale of $25,757, the exercise of options for $43,342, and the exercise of warrants for $9,000.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2005 as well as the ratios to be considered "well capitalized." Because it has assets of less than $150 million, the Company's capital adequacy is measured by the Bank's capital adequacy.

The following table summarizes the Bank's risk-based capital at June 30, 2005:

Shareholders' equity .......................................         $6,301,705
  Less: intangibles ........................................                  -
                                                                     ----------
  Tier 1 capital ...........................................          6,301,705
  Plus: allowance for loan losses (1) ......................            635,787
                                                                     ----------
  Total capital ............................................         $6,937,492
                                                                     ==========
  Risk-weighted assets .....................................         $6,937,492
                                                                     ==========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................              10.17%
  Total capital (to risk-weighted assets) ..................              11.20%
  Tier 1 capital (to total average assets) .................               8.78%

(1) Limited to 1.25% of risk-weighted assets


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

                            REGIONAL BANKSHARES, INC.

Part II - Other Information


Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2005, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 2001 Stock Option Plan and upon the exercise of warrants. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                   Aggregate
                                 Class of        # of Shares       Exercise
     Date Issued               Purchasers           Issued           Price
     -----------               ----------           ------           -----

       4/11/05                  Employees           3,334            $43,342

       6/03/05                  Directors             900            $ 9,000

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Shareholders on May 12, 2005. At the meeting, four directors were elected to each serve a three year term with voting results as follows:

Name                           Votes For     Votes Withheld     Broker Non-Votes
----                           ---------     --------------     ----------------

Franklin Hines                  366,237            100                  -
J. Richard Jones, Jr.           366,337              -                  -
Woodward H. Morgan, III         366,337              -                  -
Gosnold G. Segars               366,137            200                  -



                  The  following  director  terms  continued  after the meeting:
                  Francine P. Bachman (2007), Thomas James Bell, Jr. (2007), Peter C. Coggeshall, Jr. (2007), Randolph G. Rogers (2006), Howard W. Tucker (2006), Curtis A. Tyner, Sr. (2006), Patricia
                  M. West (2006).

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



Date: August 11, 2005             /s/ CURTIS A. TYNER
      ----------------             ---------------------------------------------
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