Form 10QSB
period 2005-09-30
REGIONAL BANKSHARES INC
filed 2005-11-14
CIK 1135513

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 ----                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ----                  THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES [X]   NO [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  YES  [ ]  NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     692,759 shares of common stock, $1.00 par value as of October 31, 2005

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANKSHARES, INC.


                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004.................................3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2005 and 2004 and Three months ended September 30, 2005 and 2004.............................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2005 and 2004..................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004..................6

         Notes to Condensed Consolidated Financial Statements..........................................................7-11

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................12-17

Item 3. Controls and Procedures..........................................................................................17

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................................................18

Item 6. Exhibits ........................................................................................................18

                            REGIONAL BANKSHARES, INC.

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                September 30,          December 31,
                                                                                                     2005                  2004
                                                                                                     ----                  ----
                                                                                                 (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $  3,123,126           $  2,201,849
     Federal funds sold ..............................................................             4,867,483              6,395,757
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             7,990,609              8,597,606
                                                                                                ------------           ------------

   Securities available-for-sale .....................................................             6,899,970              3,555,552
   Nonmarketable equity securities ...................................................               492,792                446,153
                                                                                                ------------           ------------
       Total investment securities ...................................................             7,392,762              4,001,705
                                                                                                ------------           ------------

Loans receivable .....................................................................            56,205,697             55,052,377
Less allowance for loan losses .......................................................              (650,293)              (589,765)
                                                                                                ------------           ------------
       Loans, net ....................................................................            55,555,404             54,462,612
                                                                                                ------------           ------------
Premises and equipment, net ..........................................................             3,089,509              2,454,548
Accrued interest receivable ..........................................................               340,020                237,244
Other assets .........................................................................               315,705                506,686
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 74,684,009           $ 70,260,401
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing ...............................................................          $  8,337,307           $  8,280,977
   Interest-bearing ..................................................................             7,279,381              5,775,786
   Savings ...........................................................................            18,962,803             18,969,783
   Time deposits $100,000 and over ...................................................             7,400,468              5,776,697
   Other time deposits ...............................................................            19,513,064             18,887,953
                                                                                                ------------           ------------
       Total deposits ................................................................            61,493,023             57,691,196
                                                                                                ------------           ------------
Note payable Bankers Bank ............................................................             1,050,000
                                                                                                                          1,000,000
Advances from Federal Home Loan Bank .................................................             6,250,000              6,250,000
Accrued interest payable .............................................................               232,443                117,773
Other liabilities ....................................................................               191,476                107,833
                                                                                                ------------           ------------
       Total liabilities .............................................................            69,216,942             65,166,802
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     692,759 and 572,070 shares issued and outstanding at
     September 30, 2005 and December 31, 2004, respectively ..........................               692,759                572,070
   Capital surplus ...................................................................             5,021,124              5,079,471
   Retained earnings (deficit) .......................................................              (196,590)              (535,783)
   Accumulated other comprehensive income (loss) .....................................               (50,226)               (22,159)
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             5,467,067              5,093,599
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 74,684,009           $ 70,260,401
                                                                                                ============           ============

                            REGIONAL BANKSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                      Nine Months Ended                     Three Months Ended
                                                                         September 30,                         September 30,
                                                                         -------------                         -------------
                                                                    2005              2004                2005               2004
                                                                    ----              ----                ----               ----
Interest income:
   Loans, including fees ...............................         $3,021,222         $2,354,315         $1,052,265         $  836,698
   Investment securities
     Taxable ...........................................            167,106             60,482             62,249             23,298
     Nonmarketable equity securities ...................             11,175              3,518              3,297                830
     Federal funds sold ................................             77,499             16,560             22,270              7,384
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          3,277,002          2,434,875          1,140,081            868,210
                                                                 ----------         ----------         ----------         ----------
Interest expense:
   Time deposits $100,000 and over .....................            121,302             92,801             50,254             28,550
   Other deposits ......................................            644,121            399,694            231,451            147,610
   Other interest expense ..............................            192,900             18,566             67,705              8,004
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            958,323            511,061            349,410            184,164
                                                                 ----------         ----------         ----------         ----------
Net interest income ....................................          2,318,679          1,923,814            790,671            684,046
Provision for loan losses ..............................             84,000            100,000             24,000             45,000
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
   loan losses .........................................          2,234,679          1,823,814            766,671            639,046
Other income:
   Service charges on deposit accounts .................            265,041            212,757            103,177             74,383
   Residential mortgage origination fees ...............             46,006             68,605             16,992             31,248
   Brokerage fee commissions ...........................             24,536             74,949             12,969             29,949
   Credit life insurance commissions ...................              3,290              2,938                738                412
   Other income ........................................             63,267             53,606             19,654             17,749
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            402,140            412,855            153,530            153,741
                                                                 ----------         ----------         ----------         ----------
Other expense:
   Salaries and employee benefits ......................          1,070,635            971,984            357,029            322,836
   Net occupancy expense ...............................            146,769            131,407             54,912             44,828
   Furniture and fixture expense .......................            139,326            126,153             52,699             41,563
   Other operating expenses ............................            741,689            623,754            233,978            216,682
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          2,098,419          1,853,298            698,618            625,909
                                                                 ----------         ----------         ----------         ----------
Income before income taxes .............................            538,400            383,371            221,583            166,878
Income tax expense .....................................            199,207            141,322             81,986             61,218
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $  339,193         $  242,049         $  139,597         $  105,660
                                                                 ==========         ==========         ==========         ==========
Earnings per share
Average shares outstanding .............................            689,758            682,827            690,977            684,684
Basic ..................................................         $     0.49         $     0.35         $     0.20         $     0.15
Diluted ................................................         $     0.49         $     0.35         $     0.19         $     0.15

                            REGIONAL BANKSHARES, INC.

               Condensed Consolidated Statements of Shareholders'
                         Equity and Comprehensive Income
              for the nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                                                          Accumulated
                                                      Common Stock                           Retained        Other
                                                      ------------            Capital        Earnings    Comprehensive
                                                   Shares      Amount         Surplus        (Deficit)    Income (Loss)      Total
                                                   ------      ------         -------        ---------    -------------      -----
Balance,
   December 31, 2003 ......................       566,770    $   566,770    $ 5,031,771    $  (856,905)   $   (13,740)  $ 4,727,896

Net income
   for the period .........................                                                    242,049                      242,049

Other comprehensive income,
   net of tax of $581 .....................                                                                       990           990
                                                                                                                        -----------

Comprehensive
   income .................................                                                                                 243,039
                                                                                                                        -----------

Warrants exercised
   at $10.00 per share ....................         3,800          3,800         34,200                                      38,000
                                                  -------    -----------    -----------    -----------    -----------   -----------

Balance,
   September 30, 2004 .....................       570,570    $   570,570    $ 5,065,971    $  (614,856)   $   (12,750)  $ 5,008,935
                                                  =======    ===========    ===========    ===========    ===========   ===========

Balance,
   December 31, 2004 ......................       572,070    $   572,070    $ 5,079,471    $  (535,783)   $   (22,159)  $ 5,093,599

Net income
   for the period .........................                                                    339,193                      339,193

Other comprehensive loss,
   net of tax benefit of $16,484 ..........                                                                   (28,067)      (28,067)

Comprehensive
   income .................................                                                                                 311,126
                                                                                                                        -----------

Warrants exercised
   at $10.00 per share ....................         1,900          1,900         17,100                                      19,000

Options exercised
   at $13.00 per share ....................         3,334          3,334         40,008                                      43,342

Stock dividend issued
   at 20% .................................       115,455        115,455       (115,455)                                          -
                                                  -------    -----------    -----------    -----------    -----------   -----------

Balance,
   September 30, 2005 .....................       692,759    $   692,759    $ 5,021,124    $  (196,590)   $   (50,226)  $ 5,467,067
                                                  =======    ===========    ===========    ===========    ===========   ===========

                            REGIONAL BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                       2005                  2004
                                                                                                       ----                  ----
Cash flows from operating activities:
   Net income ........................................................................           $   339,193            $   242,049
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization .................................................               159,757                147,059
       Provision for loan losses .....................................................                84,000                100,000
       Accretion and premium amortization ............................................                 2,878                  6,709
       Deferred income tax provision .................................................               189,169                155,445
       Increase in interest receivable ...............................................              (102,776)               (47,482)
       Increase (decrease) in interest payable .......................................               114,670                (37,050)
       Decrease (increase) in other assets ...........................................                18,295                (58,830)
       Increase (decrease) in other liabilities ......................................                83,643                (44,099)
       Gain (loss) on sale/paydowns ..................................................                 3,976                      -
                                                                                                 -----------            -----------
       Net cash provided by operating activities .....................................               892,805                463,801
                                                                                                 -----------            -----------
Cash flows from investing activities:
   Purchases of securities available-for-sale ........................................            (5,150,184)            (2,005,592)
   Purchase of nonmarketable equity securities .......................................               (46,639)               (49,100)
   Maturities of securities available-for-sale .......................................             1,754,362                718,239
   Net increase in loans made to customers ...........................................            (1,176,792)            (5,221,223)
   Purchases of premises and equipment ...............................................              (794,718)               (89,803)
                                                                                                 -----------            -----------
         Net cash used by investing activities .......................................            (5,413,971)            (6,642,479)
                                                                                                 -----------            -----------
Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing
     transaction accounts and savings accounts .......................................             1,552,945              5,247,559
   Net increase in certificates of deposit and other time deposits ...................             2,248,882                477,591
   Advances from Federal Home Loan Bank ..............................................                     -                250,000
   Exercise of stock warrants/options ................................................                62,342                 38,000
   Advances from Bankers Bank ........................................................                50,000              1,000,000
                                                                                                 -----------            -----------
         Net cash provided by financing activities ...................................             3,914,169              7,013,150
                                                                                                 -----------            -----------
Net increase (decrease) in cash and cash equivalents .................................              (606,997)               829,472
Cash and cash equivalents, beginning .................................................             8,597,606              3,785,684
                                                                                                 -----------            -----------
Cash and cash equivalents, ending ....................................................           $ 7,990,609            $ 4,615,156
                                                                                                 ===========            ===========

Cash paid during the period for:
   Income taxes ......................................................................           $    11,895            $     5,043
   Interest ..........................................................................           $   843,653            $   548,111

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:


In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after December 15, 2005.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Note 3 - Stock-Based Compensation

Our stock-based employee compensation plan and stock warrants are accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all warrants and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied to the option plans and warrants.
                                                            Nine Months Ended
                                                               September 30,
                                                               -------------
                                                            2005          2004
                                                            ----          ----
Net income, as reported ..........................       $   339,193    $242,049
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ....           352,437      14,458
                                                         -----------    --------
Pro forma net income (loss) ......................       $   (13,244)   $227,591
                                                         ===========    ========
Earnings per share:
   Basic - as reported ...........................       $      0.49    $   0.35
                                                         ===========    ========
   Basic - pro forma .............................       $     (0.02)   $   0.33
                                                         ===========    ========
   Diluted - as reported .........................       $      0.49    $   0.35
                                                         ===========    ========
   Diluted - pro forma ...........................       $     (0.02)   $   0.33
                                                         ===========    ========


                                                          Three Months Ended
                                                             September 30,
                                                                       ---
                                                          2005            2004
                                                          ----            ----
Net income, as reported ..........................     $    139,597     $105,660
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ....           286,273       4,819
                                                         -----------    --------
Pro forma net income (loss) ......................       $  (146,676)   $100,841
                                                         ===========    ========
Earnings per share:
   Basic - as reported ...........................       $      0.20    $   0.15
                                                         ===========    ========
   Basic - pro forma .............................       $     (0.21)   $   0.15
                                                         ===========    ========
   Diluted - as reported .........................       $      0.19    $   0.15
                                                         ===========    ========
   Diluted - pro forma ...........................       $     (0.20)   $   0.14
                                                         ===========    ========

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share

Earnings per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options and warrants on the weighted average number of shares outstanding for diluted earnings per share.

In August 2005 we declared twenty percent stock dividends on the Company's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect these stock dividends.


A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                                                        Nine Months Ended September 30, 2005
                                                                                        ------------------------------------
                                                                                    Income              Shares          Per Share
                                                                                 (Numerator)         (Denominator)        Amount
                                                                                 -----------         -------------        ------
Basic earnings per share
   Income available to common shareholders ..........................              $339,193              689,758           $0.49
                                                                                                                           =====
Effect of dilutive securities
   Stock options and warrants .......................................                     -                5,918
                                                                                   --------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $339,193              695,676           $0.49
                                                                                   ========              =======           =====


                                                                                        Nine Months Ended September 30, 2004
                                                                                        ------------------------------------
                                                                                    Income              Shares          Per Share
                                                                                 (Numerator)         (Denominator)        Amount
                                                                                 -----------         -------------        ------
Basic earnings per share
   Income available to common shareholders ..........................              $242,049            682,827           $   0.35
                                                                                                                         ========
Effect of dilutive securities
   Stock options ....................................................                     -             16,762
                                                                                   --------            -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $242,049            699,589           $   0.35
                                                                                   ========            =======           ========

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share - continued

                                                                                       Three Months Ended September 30, 2005
                                                                                       -------------------------------------
                                                                                    Income              Shares          Per Share
                                                                                 (Numerator)         (Denominator)        Amount
                                                                                 -----------         -------------        ------
Basic earnings per share
   Income available to common shareholders ..........................              $139,597             690,977           $   0.20
                                                                                                                          ========
Effect of dilutive securities
   Stock options and warrants .......................................                     -              30,083
                                                                                   --------            --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $139,597             721,060           $   0.19
                                                                                   ========            ========           ========


                                                                                       Three Months Ended September 30, 2004
                                                                                       -------------------------------------
                                                                                    Income              Shares          Per Share
                                                                                 (Numerator)         (Denominator)        Amount
                                                                                 -----------         -------------        ------
Basic earnings per share
   Income available to common shareholders ..........................              $105,660             684,684           $   0.15
                                                                                                                          ========
Effect of dilutive securities
   Stock options and warrants .......................................                     -              16,454
                                                                                   --------            --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $105,660             701,138           $   0.15
                                                                                   ========            ========           ========

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2005 and 2004:

                                                                                            Nine Months Ended September 30, 2005
                                                                                            ------------------------------------
                                                                                        Pre-tax          (Expense)        Net-of-tax
                                                                                         Amount           Benefit           Amount
                                                                                         ------           -------           ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ...................         $(44,551)         $ 16,484         $(28,067)
Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (44,551)           16,484          (28,067)
                                                                                        --------          --------         --------
Other comprehensive income ....................................................         $(44,551)         $ 16,484         $(28,067)
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
                                                                                           ======           ======         ======

                                                                                           Three Months Ended September 30, 2005
                                                                                           -------------------------------------
                                                                                        Pre-tax          (Expense)        Net-of-tax
                                                                                         Amount           Benefit           Amount
                                                                                         ------           -------           ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ...................          $(3,666)          $ 1,356          $(2,310)
Plus: reclassification adjustment for gains (losses)
   realized in net income
                                                                                         -------           -------          -------
   Net unrealized gains (losses) on securities ................................           (3,666)            1,356           (2,310)
                                                                                         -------           -------          -------
Other comprehensive income ....................................................          $(3,666)          $ 1,356          $(2,310)
                                                                                         =======           =======          =======

                                                                                           Three Months Ended September 30, 2004
                                                                                           -------------------------------------
                                                                                        Pre-tax          (Expense)        Net-of-tax
                                                                                         Amount           Benefit           Amount
                                                                                         ------           -------           ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ....................         $ 67,131         $(24,838)         $ 42,293
Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................                -                -                 -
                                                                                         --------         --------          --------
   Net unrealized gains (losses) on securities .................................           67,131          (24,838)           42,293
                                                                                         --------         --------          --------
Other comprehensive income .....................................................         $ 67,131         $(24,838)         $ 42,293
                                                                                         ========         ========          ========

Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                            REGIONAL BANKSHARES, INC.

                           FORWARD LOOKING STATEMENTS

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2005 compared to December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2005, net interest income increased $394,865, or 20.53%, to $2,318,679 as compared to $1,923,814 for the same period in 2004. Interest income from loans, including fees, increased $666,907 or 28.33%, from the nine months ended September 30, 2004 to the comparable period in 2005, as we continued to experience growth in our loan portfolio and as interest rates continued to increase. Interest expense for the nine months ended September 30, 2005 was $958,323 as compared to $511,061 for the same period in 2004. The increase in interest expense was due to rising interest rates, a change in the bank's deposit mix to include more certificates of deposit, as well as term borrowings obtained by the bank. The increase in certificates of deposit and term borrowings are intended to protect the bank from interest rate risk in a rising rate environment. The net interest margin realized on earning assets increased from 4.59% for the nine months ended September 30, 2004 to 4.74% for the same period in 2005. The interest rate spread increased slightly from 4.41% at September 30, 2004 to 4.44% at September 30, 2005.

For the quarter ended September 30, 2005, net interest income totaled $790,671 an increase of $106,625, or 15.59%, when compared to the same quarter ended September 30, 2004. Interest income totaling $1,052,265 was generated from loans, including fees, during the quarter ended September 30, 2005, as compared to $836,698 during the comparable period in 2004. Interest expense was $349,410 for the quarter ended September 30, 2005, as compared to $184,164 for the same period in 2004. The net interest margin realized on earning assets was 4.76% for the quarter ended September 30, 2005, as compared to 4.59% during the same period in 2004. The interest rate spread was 4.42% for the quarter ended September 30, 2005, as compared to 4.41% for the quarter ended September 30, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2005, the provision charged to expense was $84,000 as compared to $100,000 for the nine months ended September 30, 2004. For the quarter ended September 30, 2005, the provision charged to expense was $24,000 as compared to $45,000 for the same period in 2004. The allowance represents 1.16% and 1.05% of gross loans at September 30, 2005 and 2004, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, its capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income decreased $10,715, or 2.60% to $402,140 for the nine months ended September 30, 2005 as compared to the same period ended September 30, 2004. The primary source of this income was service charges on deposit accounts of $265,041 for the nine months ended September 30, 2005. In addition, commissions generated through our brokerage services totaled $24,536 for the nine months ended September 30, 2005. Income from residential mortgage origination fees decreased $22,599 to $46,006 when compared to the same period in 2004. This decrease is due to the decline in mortgage refinancing.

For the quarter ended September 30, 2005, noninterest income was $153,530, a decrease of $211, or 0.14% from the quarter ended September 30, 2004. The largest component of noninterest income was service charges on deposit accounts, which totaled $103,177 for the quarter ended September 30, 2005, as compared to $74,383 for the quarter ended September 30, 2004. This increase was primarily attributable to the introduction of Bounce Protection on September 1, 2005. Income from brokerage fee commissions totaled $12,969 for the quarter ended September 30, 2005 as compared to $29,949 for the 2004 quarter.

Noninterest Expense

For the nine months ended September 30, 2005, noninterest expense was $2,098,419, an increase of $245,121, or 13.23% when compared to the same period in 2004. The largest component of noninterest expense was salaries and employee benefits, which increased from $971,984 for the nine months ended September 30, 2004 to $1,070,635 for the nine months ended September 30, 2005. The increase is attributable to annual pay raises and the hiring of additional staff to meet the needs associated with the growth of the bank. Occupancy expense also increased from $131,407 for the nine months ended September 30, 2004 to $146,769 for the nine months ended September 30, 2005. The Company began the process of forming a new community bank in Bluffton, South Carolina during the fall of 2004. However, during the second quarter of 2005, the Company decided to discontinue those efforts. The local organizers in Bluffton reimbursed the Company for the majority of the expenses incurred during the process. However, noninterest expense for the nine months ended September 30, 2005 included $41,651 associated with the proposed bank.


For the quarter ended September 30, 2005, noninterest expense increased $72,709, or 11.62% as compared to the quarter ended September 30, 2004. The largest category of noninterest expense, salaries and employee benefits, increased $34,193, or 10.59%, from the quarter ended September 30, 2004 to $357,029 for the quarter ended September 30, 2005. As discussed earlier, this increase is primarily attributable to annual pay raises and the hiring of additional staff. Occupancy expense increased $10,084 for the quarter ended September 30, 2004 to $54,912 for the quarter ended September 30, 2005.

Income Taxes

The income tax expense for the nine months ended September 30, 2005 was $199,207 as compared to $141,322 for the same period in 2004. The effective tax rate was 37.00% for the nine months ended September 30, 2005 and 2004. Income tax expense was $81,986 for the quarter ended September 30, 2005 as compared to $61,218 for the same quarter in 2004. The effective tax rate was 37.00% for the quarters ended September 30, 2005 and 2004.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2005 of $339,193 as compared to net income of $242,049 for the same period in 2004. The net income before taxes of $538,400 was before income tax expense of $199,207 during the nine months ended September 30, 2005. The net income before taxes for the same period in 2004 was $383,371, which was partially offset by the income tax expense of $141,322. For the quarter ended September 30, 2005, net income was $139,597, as compared to $105,660 for the same period in 2004.

                            REGIONAL BANKSHARES, INC.

Assets and Liabilities

During the first nine months of 2005, total assets increased $4,423,608, or 6.30%, when compared to December 31, 2004. The primary source of growth in assets was securities available for sale, which increased $3,344,418, or 94.06%, during the first nine months of 2005. Loans increased $1,153,320 or 2.09% to $56,205,697 at September 30, 2005. Total deposits also increased $3,801,827, or 6.59%, from $57,691,196 at December 31, 2004 to $61,493,023 at September 30,
2005. Interest-bearing transaction accounts also increased from $5,775,786 at December 31, 2004 to $7,279,381 at September 30, 2005.

Investment Securities

Investment securities increased from $4,001,705 at December 31, 2004 to $7,392,762 at September 30, 2005. The increase is due to the purchase of short-term securities in an effort to further improve the Bank's yield on earning assets as well as management's effort to increase liquidity by increasing the size of the Bank's investment portfolio. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2005.

At September 30, 2005, the Company had unrealized losses of $50,226 on available for sale securities. The Company currently has the ability and the intent to hold these securities until maturity at which time their full face value is expected to be realized. Accordingly, management believes these unrealized losses are temporary.

Loans

We continued our trend of growth during the first nine months of 2005. Net loans increased $1,092,792, or 2.01%, during the period. As shown below, the main component of growth in the loan portfolio was real estate-construction loans which increased 23.04%, or $1,187,037, from December 31, 2004 to September 30, 2005. Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

                                                  September 30,     December 31,
                                                      2005              2004
                                                      ----              ----
Real estate - construction ...............        $ 6,339,336        $ 5,152,299
Real estate - mortgage ...................         38,704,886         38,976,263
Commercial and industrial ................          5,455,457          4,941,323
Consumer and other .......................          5,706,018          5,982,492
                                                  -----------        -----------
                                                  $56,205,697        $55,052,377
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                           September 30,       December 31,
                                                                               2005                2004
                                                                               ----                ----
Loans:  Nonaccrual loans ............................................       $  2,198            $ 23,847
Accruing loans more than 90 days past due ...........................       $ 14,810            $  2,157
Loans identified by the internal review mechanism:
  Criticized ........................................................       $509,437            $578,868
  Classified ........................................................       $  9,140            $ 30,160

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

                            REGIONAL BANKSHARES, INC.

Allowance for Loan Losses

                                                         Nine months ended
                                                           September 30,
                                                           -------------
                                                      2005              2004
                                                      ----              ----
Balance, January 1, ............................   $   589,765     $   482,875
Provision for loan losses for the period .......        84,000         100,000
Net loans (charged-off) recovered for the period       (23,472)        (19,901)
                                                   -----------     -----------

Balance, end of period .........................   $   650,293     $   562,974
                                                   ===========     ===========

Gross loans outstanding, end of period .........   $56,205,697     $53,464,110

Allowance for loan losses to loans outstanding .          1.16%           1.05%

Deposits

Total deposits increased $3,801,827, or 6.59%, from December 31, 2004 to $61,493,023 at September 30, 2005. The largest change was an increase in time deposits $100,000 and over, which increased $1,623,771 to $7,400,468 at September 30, 2005. Expressed in percentages, interest-bearing deposits increased 7.58% and noninterest bearing deposits decreased 0.68%.

Balances within the major deposit categories as of September 30, 2005 and December 31, 2004 are as follows:

                                                     September 30,  December 31,
                                                         2005           2004
                                                         ----           ----
     Noninterest-bearing demand deposits .......     $ 8,337,307     $ 8,280,977
     Interest-bearing demand deposits ..........       7,279,381       5,775,786
     Savings deposits ..........................      18,962,803      18,969,783
     Time deposits $100,000 and over ...........       7,400,468       5,776,697
     Other time deposits .......................      19,513,064      18,887,953
                                                     -----------     -----------
                                                     $61,493,023     $57,691,196
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

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank to us were $6,250,000 as of September 30, 2005. Of this amount, the following have scheduled maturities greater than one year:

     Maturing on        Interest Rate       Principal
     -----------        -------------       ---------
      09/14/07               3.28%           $750,000
      12/08/06               3.34%           $500,000
      12/10/07               3.59%           $500,000
      12/10/09               2.56%         $1,000,000

                            REGIONAL BANKSHARES, INC.

Liquidity

Liquidity needs are met by the Bank through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 81.70% at September 30, 2005 and 84.77% at December 31, 2004.

Securities available-for-sale, which totaled $6,899,970 at September 30, 2005, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2005, unused lines of credit totaled $3,750,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $7,468,401 at September 30, 2005. As of September 30, 2005, we had $6,250,000 in borrowings on this line.


Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had issued commitments to extend credit of $11,462,923 and standby letters of credit of $45,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Historically, many of these commitments expire unused and the total amount committed as of September 30, 2005 is not necessarily expected to be funded. Approximately $10,516,904 of these commitments to extend credit had variable rates.


The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2005:

                                                           After One    After Three
                                             Within         Through        Through                        Greater
                                                One           Three         Twelve         Within            Than
                                              Month          Months         Months        One Year        One Year         Total
                                              -----          ------         ------        --------        --------         -----
Unused commitments
   to extend credit ................         $     -     $   977,584     $ 1,524,747     $ 2,502,231     $ 8,960,692     $11,462,923
Standby letters of credit ..........                          35,000          10,000          45,000                          45,000
                                             -------     -----------     -----------     -----------     -----------     -----------
     Totals ........................         $     -     $ 1,012,584     $ 1,534,747     $ 2,547,331     $ 8,960,692     $11,507,923
                                             =======     ===========     ===========     ===========     ===========     ===========

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2004 Annual Report on Form 10-KSB and this Form 10-QSB that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                            REGIONAL BANKSHARES, INC.

Capital Resources

Total shareholders' equity increased from $5,093,599 at December 31, 2004 to $5,467,067 at September 30, 2005. The increase is attributable to the net income for the period of $339,193, a negative change in the fair value of securities available-for-sale of $28,067, the exercise of options for $43,342 and the exercise of warrants for $19,000.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital includes common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital includes the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated banks are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2005 and the Bank exceeded the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at September 30, 2005:

Shareholders' equity .......................................        $ 6,452,159
                                                                    -----------
  Less: intangibles
  Tier 1 capital ...........................................          6,452,159
  Plus: allowance for loan losses (1) ......................            650,293
                                                                    -----------
  Total capital ............................................        $ 7,102,452
                                                                    ===========
  Risk-weighted assets .....................................        $72,018,096
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................              10.59%
  Total capital (to risk-weighted assets) ..................              11.65%
  Tier 1 capital (to total average assets) .................               8.96

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

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, the Registrant issued shares of common stock to the following classes of persons upon the exercise of the exercise of warrants. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.


 Date Issued   Class of Purchasers  #of Shares Issued   Aggregate Exercise Price
 -----------   -------------------  -----------------   ------------------------
    8/18/05     Directors             1,000                 $10,000

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



Date: November 11, 2005          By:/s/ CURTIS A. TYNER
                                    --------------------------------------------
                                    Curtis A. Tyner, President,
                                    Chief Executive Officer and Chief Financial
                                    Officer

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