Form 10KSB
period 2005-12-31
REGIONAL BANKSHARES INC
filed 2006-03-29
CIK 1135513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005     Commission File Number 000-32493

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

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

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

         The issuer's revenues for its most recent fiscal year were $5,049,979.

         There is no established trading market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2006, was approximately $3,836,478. As of March 1, 2006, there were 692,759 shares of the Registrant's common stock, $1.00 par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 2005 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders - Part III

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                              Cross-Reference Sheet

  PART I
        Item 1.      Description of Business............................................................. 1
        Item 2.      Description of Property.............................................................10
        Item 3.      Legal Proceedings...................................................................10
        Item 4.      Submission of Matters to Vote of Security Holders...................................10
  PART II
        Item 5.      Market for Common Equity and Related Stockholder Matters ...........................10
        Item 6.      Management's Discussion and Analysis or Plan of Operation..........................  *
        Item 7.      Financial Statements...............................................................  *
        Item 8.      Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure......................................... 12
        Item 8A.     Controls and Procedures ........................................................... 12
        Item 8B.     Other Information ................................................................. 12
  PART III
        Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act.............................. 12
        Item 10.     Executive Compensation............................................................. **
        Item 11.     Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters ....................................................... 13
        Item 12.     Certain Relationships and Related Transactions..................................... **
  PART IV
        Item 13.     Exhibits .......................................................................... 14
        Item 14.     Principal Accountant Fees and Services ............................................ **

* Incorporated by reference to Registrant's 2005 Annual Report to Shareholders

** Incorporated by reference to the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders

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

         Regional Bankshares, Inc. is a South Carolina corporation incorporated in 2000 to become the holding company for the Bank. On January 1, 2001, the Company completed its acquisition of the Bank and the Bank became a wholly-owned subsidiary of the Company. On January 10, 2001, the Bank converted from a national bank to a South Carolina state bank. On June 27, 2005, the Bank changed its name to Heritage Community Bank. The Company has no operations other than those carried on by the Bank as its wholly-owned subsidiary.

         The Bank conducts a general banking business from its main office located in Hartsville, South Carolina, and from a branch office in McBee, South Carolina, that opened in May, 2003.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Hartsville, South Carolina and makes other authorized investments. Residential mortgage loans are primarily funded by and closed in the name of a third-party correspondent mortgage company. The Bank receives fees for its services in connection with such loans.

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

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 33 other financial institutions and branches of financial institutions are located in the Bank's market areas. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

Real Estate Loans

         One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (primarily short-term bridge loans and home equity and second mortgage loans). Interest rates may be fixed or adjustable. Most residential mortgage loans made by the Bank are originated for third party correspondent banks, and are funded by and closed in the name of such banks. This arrangement allows the Bank to earn a fee for its services while avoiding the interest rate risk of holding long-term, fixed-rate loans.

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

Employees

         At March 1, 2006, the Bank had 31 full time employees. The Company has no employees.


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

         The Bank exceeded all applicable capital requirements at December 31, 2005.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on the Bank in 2006.

Regulation of the Bank

         The Bank is subject to regulation and examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the
Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records, and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs, including verify customer information at account opening.

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

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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


Item 2.  Description of Property.

         The Bank owns its office building, which is located at 206 South Fifth Street in Hartsville and comprises approximately 8,000 square feet. The property is at a corner location one block from the geographic center of Hartsville. This area of town is undergoing extensive redevelopment, and is likely to be a center for retail, professional and service business growth in the future. The Bank also owns its operations center, which is located at 125 Westfield Street in Hartsville and comprises approximately 3,840 square feet.

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

         No matters were submitted to a vote of securities holders in the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Absence of Market for Common Stock

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. In 2005, management was aware of a few transactions in which the Company's common stock traded at $10.80 per share, and management is aware of one transaction in which shares traded at $8.00 per share. However, management has not ascertained that any of these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock. The Company issued a 20% common stock dividend in 2005. The share prices above have been restated to reflect this dividend.

         As of December 31, 2005, there were approximately 875 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Issuance of Unregistered Securities

         In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 6,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for the warrants is $8.33 per share and they may be exercised over a ten-year period. All of the warrants have vested. In 2005, 1,900 of such warrants were exercised for an aggregate purchase price of $19,000. Issuance of shares upon the exercise of warrants was registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof on the grounds that no public offering was involved. The numbers of shares and exercise prices above have been adjusted to reflect the 20% stock dividend issued in 2005.

         Additionally, in 2005, the Company issued an aggregate of 3,334 shares of common stock for an aggregate purchase price of $43,342 to a former employee upon exercise of options issued pursuant to the Company's 2001 Stock Option Plan. Issuance of these shares was also exempt from registration under Section 4(2) of the Securities Act of 1933 because no public offering was involved.

         See Item 11 for the information required by Item 201(d) of Regulation S-B.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2005. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.   Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Registrant's 2005 Annual Report to Shareholders is incorporated herein by reference.


Item 7.  Financial Statements.

         The Consolidated Financial Statements, including Notes thereto, set forth in the Registrant's 2005 Annual Report to Shareholders are incorporated herein by reference.

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

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2005 that was not so disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Management and Election of Directors -- Nominees for Re-election to the Board of Directors for terms of office to continue until the Annual Meeting of Shareholders in 2009," "-- Members of the Board of Directors whose terms of office will continue until the Annual Meeting of Shareholders in 2008," "-- Members of the Board of Directors whose terms of office will continue until the Annual Meeting of Shareholders in 2007," and "-- Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the Company's 2006 Annual Stockholders Meeting (the "2006 Proxy Statement"), is incorporated herein by reference. Each director has served as a director since 1999, including service on the Board of Directors of the Bank prior to formation of the Company.

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

Item 10.  Executive Compensation

         The information set forth under the captions "Management Compensation" and "2001 Stock Option Plan" in the 2006 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Management" in the 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2005 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. Shares and exercise prices in the table and in the discussion in note
(1) to the table have been adjusted for the 20% stock dividend issued in 2005.

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation             12,000                       $10.83                       48,000
plans approved by
security holders

Equity compensation
plans not approved
by security holders(1)         181,560                       $10.83                           -0-
                               -------                       ------                        ------
                               193,560                                                     48,000
Total

(1) These represent director warrants. In connection with the Bank's initial public offering, each of its organizers received a warrant to purchase 6,000 shares of the Bank's common stock. Upon acquisition of the Bank by the Company, the warrants were converted into warrants to purchase common stock of the Company. The exercise price for these warrants is $8.33 per share and the warrants expire on the earlier of June 15, 2010 or ninety days after the holder ceases to be a director of the Company. The warrants have all vested.

         On November 18, 2004, each director was granted additional warrants to purchase 12,000 shares of the Company's common stock at a price of $10.83 per share. The warrants have all vested, and will expire on November 18, 2014.

Item 12.   Certain Relationships and Related Transactions

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2006 Proxy Statement is incorporated herein by reference.

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

4.3 Form of Warrant Agreement Issued to Directors (incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2004)

10.1 Employment Agreement between Hartsville Community Bank, National Association and Curtis A. Tyner (incorporated by reference to exhibits to the 2000 Form 10-KSB).

10.2 Regional Bankshares, Inc. 2001 Stock Option Plan (incorporated by reference to the Company's Proxy Statment relating to the May 10, 2001 Annual Meeting of Shareholders).

10.3           Heritage Community Bank Salary Continuation Agreement with Curtis
               A. Tyner, dated February 17, 2006 (incorporated by reference to Form 8-K filed February 22, 2006)

13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2005

21 Subsidiaries of the Registrant (Incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2003)

31             Rule 13a-14(a)/15d-14(a) Certifications

32             18 U.S.C. Section 1350 Certifications


Item 14.  Principal Accountant Fees and Services

         The  information  set  forth  under  the  caption  "Independent  Public
Accountants - Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2006 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REGIONAL BANKSHARES, INC.

March 23, 2006                   By: s/Curtis A. Tyner, Sr.
                                    --------------------------------------------
                                     Curtis A. Tyner, Sr.
                                     President, Chief Executive Officer and
                                        Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated.

                  Signature                                         Title                               Date
                  ---------                                         -----                               ----


s/Gosnold G. Segars, Jr.
----------------------------                         Chairman of the Board of Directors            March 27, 2006
Gosnold G. Segars, Jr.

s/Curtis A. Tyner, Sr.
----------------------------                      President, Chief Executive Officer, Chief        March 23, 2006
Curtis A. Tyner, Sr.                              Financial Officer and Director (Principal
                                                 Executive Officer and Principal Accounting
                                                                  Officer)

s/Francine P. Bachman
----------------------------                                      Director                         March 24, 2006
Francine P. Bachman


----------------------------                                      Director                         March __, 2006
T. James Bell, Jr.


----------------------------                                      Director                         March __, 2006
Peter C. Coggeshall, Jr.

s/Franklin Hines
----------------------------                                      Director                         March 24, 2006
Franklin Hines

s/J. Richard Jones
----------------------------                                      Director                         March 27, 2006
J. Richard Jones


----------------------------                                      Director                         March __, 2006
Woodward H. Morgan, III

s/Randolph G. Rogers
----------------------------                                      Director                         March 24, 2006
Randolph G. Rogers

s/Howard W. Tucker, Jr.
----------------------------                                      Director                         March 24, 2006
Howard W. Tucker, Jr.

s/Patricia M. West
----------------------------                                      Director                         March 24, 2006
Patricia M. West

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

4.3 Form of Warrant Agreement Issued to Directors (incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2004)

10.1 Employment Agreement between Hartsville Community Bank, National Association and Curtis A. Tyner (incorporated by reference to exhibits to the 2000 Form 10-KSB).

10.2 Regional Bankshares, Inc. 2001 Stock Option Plan (incorporated by reference to the Company's Proxy Statment relating to the May 10, 2001 Annual Meeting of Shareholders).

10.3           Heritage Community Bank Salary Continuation Agreement with Curtis
               A. Tyner, dated February 17, 2006 (incorporated by reference to Form 8-K filed February 22, 2006)

13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2005

21 Subsidiaries of the Registrant (Incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2003)

31             Rule 13a-14(a)/15d-14(a) Certifications

32             18 U.S.C. Section 1350 Certifications