Form 10QSB
period 2006-03-31
REGIONAL BANKSHARES INC
filed 2006-05-12
CIK 1135513

REGIONAL BANKSHARES, INC.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

     X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   ------            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -------            THE SECURITIES EXCHANGE ACT OF 1934

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

        701,319 shares of common stock, $1.00 par value on April 30, 2006

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

   Consolidated Balance Sheets - March 31, 2006 and December 31, 2005.............................................3

   Consolidated Statements of Income - Three months ended March 31, 2006 and 2005.................................4

   Consolidated Statements of Shareholders' Equity and Comprehensive Income -
     Three months ended March 31, 2006 and 2005...................................................................5

   Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005.............................6

Notes to Consolidated Financial Statements......................................................................7-9

Item 2. Management's Discussion and Analysis or Plan of Operation.............................................10-16

Item 3. Controls and Procedures..................................................................................16

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................17

Item 6. Exhibits.................................................................................................17

                            REGIONAL BANKSHARES, INC.

                           Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

                                                                                                   March 31,           December 31,
                                                                                                     2006                 2005
                                                                                                     ----                 ----
                                                                                                 (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $  2,262,875           $  2,258,817
     Federal funds sold ..............................................................             2,162,698                387,955
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             4,425,573              2,646,772
                                                                                                ------------           ------------
Investment securities:
   Securities available-for-sale .....................................................             6,056,689              6,078,990
   Nonmarketable equity securities ...................................................               471,892                447,792
                                                                                                ------------           ------------
       Total investment securities ...................................................             6,528,581              6,526,782
                                                                                                ------------           ------------

Loans receivable .....................................................................            57,584,045             58,586,129
   Less allowance for loan losses ....................................................              (718,081)              (681,238)
                                                                                                ------------           ------------
       Loans receivable, net .........................................................            56,865,964             57,904,891
                                                                                                ------------           ------------
Premises and equipment, net ..........................................................             3,313,815              3,290,720
Accrued interest receivable ..........................................................               307,349                413,002
Other assets .........................................................................             1,712,663                322,977
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 73,153,945           $ 71,105,144
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing transaction accounts ..........................................          $  8,566,472           $  9,551,816
   Interest-bearing transaction accounts .............................................             8,048,804              7,519,826
   Savings ...........................................................................            13,554,124             15,083,906
   Time deposits $100,000 and over ...................................................             5,407,598              6,077,353
   Other time deposits ...............................................................            24,587,000             20,464,994
                                                                                                ------------           ------------
       Total deposits ................................................................            60,163,998             58,697,895
                                                                                                ------------           ------------
Fed Funds Purchased ..................................................................                     -                 50,000
Note Payable .........................................................................             1,000,000              1,050,000
Advances from Federal Home Loan Bank .................................................             5,750,000              5,250,000
Accrued interest payable .............................................................               245,041                268,415
Other liabilities ....................................................................               244,153                201,252
                                                                                                ------------           ------------
       Total liabilities .............................................................            67,403,192             65,517,562
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     695,679 and 692,759 shares issued and outstanding at
     March 31, 2006 and December 31, 2005, respectively ..............................               695,679                692,759
   Capital surplus ...................................................................             5,042,528              5,021,124
   Retained earnings (deficit) .......................................................                91,544                (53,734)
   Accumulated other comprehensive income (loss) .....................................               (78,998)               (72,567)
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             5,750,753              5,587,582
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 73,153,945           $ 71,105,144
                                                                                                ============           ============

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                        Three months ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                    2006                     2005
                                                                                                    ----                     ----
Interest income:
   Loans, including fees .........................................................               $1,132,800                  958,097
   Investment Securities:
     Taxable .....................................................................                   50,480                   38,848
     Nonmarketable equity securities .............................................                    3,297                    3,321
   Federal funds sold ............................................................                   30,353                   35,203
                                                                                                 ----------               ----------
         Total ...................................................................                1,216,930                1,035,469
                                                                                                 ----------               ----------
Interest expense:
   Time deposits $100,000 and over ...............................................                   53,846                   30,144
   Other deposits ................................................................                  296,906                  183,532
   Note Payable ..................................................................                   19,316                   13,631
   Advances from Federal Home Loan Bank ..........................................                   55,936                   65,361
   Short term borrowings .........................................................                      367                        -
                                                                                                 ----------               ----------
         Total ...................................................................                  426,371                  292,668
                                                                                                 ----------               ----------
Net interest income ..............................................................                  790,559                  742,801
Provision for loan losses ........................................................                   36,000                   36,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                  754,559                  706,801
                                                                                                 ----------               ----------
Noninterest income:
   Service charges on deposit accounts ...........................................                  111,437                   66,102
   Residential mortgage origination fees .........................................                    6,666                   12,883
   Brokerage fee commissions .....................................................                   18,458                        -
   Credit life insurance commissions .............................................                      932                      411
   Other income ..................................................................                   36,144                   24,248
                                                                                                 ----------               ----------
         Total ...................................................................                  173,637                  103,644
                                                                                                 ----------               ----------
Noninterest expense:
   Salaries and employee benefits ................................................                  357,120                  381,127
   Net occupancy expense .........................................................                   52,560                   66,565
   Furniture and fixture expense .................................................                   48,435                   39,530
   Other operating expenses ......................................................                  239,481                  255,618
                                                                                                 ----------               ----------
         Total ...................................................................                  697,596                  742,840
                                                                                                 ----------               ----------
Income before income taxes .......................................................                  230,600                   67,605
Income tax expense ...............................................................                   85,322                   25,014
                                                                                                 ----------               ----------
Net income .......................................................................               $  145,278               $   42,591
                                                                                                 ==========               ==========
Earnings per share
Average shares outstanding .......................................................                  692,123                  572,070
Net income - basic ...............................................................               $     0.21               $     0.07
Net income - diluted .............................................................               $     0.20               $     0.07

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                                          Accumulated
                                                       Common Stock                         Retained         Other
                                                       ------------            Capital      Earnings      Comprehensive
                                                    Shares        Amount       Surplus      (Deficit)         Income       Total
                                                    ------        ------       -------      ---------         ------       -----
Balance,
   December 31, 2004 .......................       572,070     $  572,070     $5,079,471    $ (535,783)    $  (22,159)   $5,093,599

Net income
   for the period ..........................                                                     42,591                      42,591

Other comprehensive income,
   net of tax benefit of $19,523 ...........                                                                  (33,242)      (33,242)
                                                                                                                         ----------

Comprehensive
   Income ..................................                                                                                  9,349
                                                   -------     ----------     ----------    ----------     ----------    ----------

Balance,
   March 31, 2005 ..........................       572,070     $  572,070     $5,079,471    $ (493,192)    $  (55,401)   $5,102,948
                                                   =======     ==========     ==========    ==========     ==========    ==========

Balance,
   December 31, 2005 .......................       692,759     $  692,759     $5,021,124    $  (53,734)    $  (72,567)   $5,587,582

Net income
   for the period ..........................                                                   145,278                      145,278

Other comprehensive loss,
   net of tax benefit of $3,777 ............                                                                   (6,431)       (6,431)
                                                                                                                         ----------

Comprehensive
   Income ..................................                                                                                 38,847
                                                                                                                         ----------

Exercise of
   Stock Warrants ..........................         2,920          2,920         21,404                                     24,324
                                                   -------     ----------     ----------    ----------     ----------     ----------

Balance,
   March 31, 2006 ..........................       695,679     $  695,679     $5,042,528    $   91,544     $  (78,998)    $5,750,753
                                                   =======     ==========     ==========    ==========     ==========     ==========


            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Three months ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                    2006                      2005
                                                                                                    ----                      ----
Cash flows from operating activities:
   Net income ......................................................................            $   145,278                  42,591
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization ...............................................                 52,795                  42,779
       Provision for loan losses ...................................................                 36,000                  36,000
       Accretion and premium amortization ..........................................                  3,835                   1,001
       Deferred income tax provision ...............................................               (101,353)                 42,901
       Increase (decrease) in interest receivable ..................................                105,653                  (2,960)
       Increase (decrease) in interest payable .....................................                (23,374)                 54,138
       Increase in other assets ....................................................                (36,617)                (97,732)
       Increase in other liabilities ...............................................                 42,900                  75,542
                                                                                                -----------             -----------
           Net cash provided by operating activities ...............................                225,117                 194,260
                                                                                                -----------             -----------
Cash flows from investing activities:
   Purchase of nonmarketable equity securities .....................................                (24,100)                (46,639)
   Calls and maturities of securities available-for-sale ...........................              1,069,402                  51,357
   Purchase of securities available-for-sale .......................................             (1,059,082)             (4,541,809)
   Net increase (decrease) in loans made to customers ..............................              1,002,927              (1,236,005)
   Purchases of premises and equipment .............................................                (75,890)                (97,623)
   Purchases of bank owned life insurance ..........................................             (1,250,000)                      -
                                                                                                -----------             -----------
         Net cash used by investing activities .....................................               (336,743)             (5,870,719)
                                                                                                -----------             -----------
Cash flows from financing activities:
   Net decrease in demand deposits, interest-bearing
     transaction accounts and savings accounts .....................................             (1,986,148)             (1,339,064)
   Net increase (decrease) in certificates of deposit and
     other time deposits ...........................................................              3,452,251               2,773,311
   Advances from Federal Home Loan Bank ............................................              6,750,000               1,000,000
   Repayment of advances from Federal Home Loan Bank ...............................             (6,250,000)             (1,000,000)
   Proceeds from Note Payable ......................................................                      -                 100,000
   Repayment of Note Payable .......................................................                (50,000)                      -
   Repayment of Fed Funds Purchased ................................................                (50,000)                      -
   Proceeds from exercise of stock warrants ........................................                 24,324                       -
                                                                                                -----------             -----------
         Net cash provided by financing activities .................................              1,890,427               1,534,247
                                                                                                -----------             -----------
Net increase (decrease) in cash and cash equivalents ...............................              1,778,801              (4,142,212)
Cash and cash equivalents, beginning ...............................................              2,646,772               8,597,606
                                                                                                -----------             -----------
Cash and cash equivalents, ending ..................................................            $ 4,425,573             $ 4,455,394
                                                                                                ===========             ===========
Cash paid during the period for:
   Income taxes ....................................................................            $   134,032             $     3,965
   Interest ........................................................................            $   449,745             $   238,530

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This
Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does note believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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


Note 3 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

On August 18, 2005, the board of directors approved accelerating the vesting of 132,000 unvested warrants. The accelerated vesting was effective as of August 18, 2005. As a result, no compensation expense has been recognized in 2006.

                                                                                                        Three months ended
                                                                                                            March 31,
                                                                                                            ---------
                                                                                                  2006                      2005
                                                                                                  ----                      ----
Net income, as reported .....................................................               $      145,278               $   42,591
Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects ........................................                            -                        -
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ................................                            -                  (35,492)
                                                                                            --------------               ----------

Pro forma net income ........................................................               $      145,278               $    7,099
                                                                                            ==============               ==========

Earnings per share:
  Basic - as reported .......................................................               $         0.21               $     0.07
                                                                                            ==============               ==========
  Basic - pro forma .........................................................               $         0.21               $     0.01
                                                                                            ==============               ==========

  Diluted - as reported .....................................................               $         0.20               $     0.07
                                                                                            ==============               ==========
  Diluted - pro forma .......................................................               $         0.20               $     0.01
                                                                                            ==============               ==========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share
A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2006 and 2005 are as follows:

                                                                                        Three Months Ended March 31, 2006
                                                                                        ---------------------------------
                                                                                   Income                Shares           Per Share
                                                                                 (Numerator)          (Denominator)        Amount
                                                                                 -----------          -------------        ------
Basic earnings per share
   Income available to common shareholders ..........................              $145,278               692,123           $   0.21
                                                                                                                            ========
Effect of dilutive securities
   Stock options and warrants .......................................                     -                29,652
                                                                                   --------              --------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $145,278               721,775           $   0.20
                                                                                   ========              ========           ========

                                                                                           Three Months Ended March 31, 2005
                                                                                           ---------------------------------
                                                                                     Income              Shares            Per Share
                                                                                   (Numerator)        (Denominator)          Amount
                                                                                   -----------        -------------          ------
Basic earnings per share
   Income available to common shareholders ............................              $42,591              572,070           $   0.07
                                                                                                                               =====
Effect of dilutive securities
   Stock options and warrants .........................................                    -               17,835
                                                                                     -------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .........................................              $42,591              589,905           $   0.07
                                                                                     =======              =======              =====

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2006 and 2005:

                                                                                            Three Months Ended March 31, 2006
                                                                                            ---------------------------------
                                                                                        Pre-tax          (Expense)       Net-of-tax
                                                                                         Amount           Benefit           Amount
                                                                                         ------           -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(10,208)         $  3,777         $ (6,431)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (10,208)            3,777           (6,431)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(10,208)         $  3,777         $ (6,431)
                                                                                        ========          ========         ========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Comprehensive Income - continued

                                                                                           Three Months Ended March 31, 2005
                                                                                           ---------------------------------
                                                                                        Pre-tax           (Expense)       Net-of-tax
                                                                                         Amount            Benefit          Amount
                                                                                         ------            -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(52,765)         $ 19,523         $(33,242)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (52,765)           19,523          (33,242)
                                                                                        --------          --------         --------
Other comprehensive income ....................................................         $(52,765)         $ 19,523         $(33,242)
                                                                                        ========          ========         ========

Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

Subsequent Event

Variable Interest Entities - On April 18, 2006, the Company sponsored the creation of a Connecticut statutory trust, Regional Statutory Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On April 20, 2006, the Trust issued $3,000,000 in floating rate trust preferred securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $3,093,000 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 177 basis points. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the trust preferred securities and the common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the junior subordinated Debentures.

The Debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 15, 2011. Prior to that date, the Debentures are redeemable at par plus a premium of up to 3.14% of par upon the occurrence of certain events that would have a negative tax effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of TP securities and common securities. The Trust's obligations under the TP securities are unconditionally guaranteed by the Company.

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This discussion should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2005. This report contains "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." You can identify these forward-looking statements through our use of words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate,"
"project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2006, net interest income increased $47,758, or 6.43%, to $790,559 as compared to $742,801 for the same period in 2005. Interest income from loans, including fees increased $174,703, or 18.23%, from the three months ended March 31, 2005 to the comparable period in 2006, reflecting the rise of interest rates. Interest expense for the three months ended March 31, 2006 was $426,371 as compared to $292,668 for the same period in 2005. The net interest margin realized on earning assets increased from 4.68% for the three months ended March 31, 2005 to 4.79% for the same period in 2006. The interest rate spread increased by 3 basis points from 4.39% at March 31, 2005 to 4.42% at March 31, 2006.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2006 and March 31, 2005, the provision charged to expense was $36,000. The allowance for loan losses represented 1.25% of gross loans at March 31, 2006 and 1.11% at March 31, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the three months ended March 31, 2006 was $173,637, an increase of $69,993 from $103,644 during the comparable period in 2005. The largest component of noninterest income was service charges on deposit accounts, which totaled $111,437 for the three months ended March 31, 2006, as compared to $66,102 for the three months ended March 31, 2005. The increase was mainly due to the introduction of Bounce Protection in September 2005. Brokerage fee commissions income for the three months ended March 31, 2006 was $18,458.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2006 was $697,596, which was 6.09% less than the $742,840 amount for the three months ended March 31, 2005. The largest category, salaries and employee benefits, decreased from $381,127 for the three months ended March 31, 2005 to $357,120 for the three months ended March 31, 2006. The decrease is attributable to reorganization of bank personnel and the abandonment of the proposed subsidiary bank. Net occupancy expense decreased $14,005, or 21.04% to $52,560 for the three months ended March 31, 2006 when compared to the same period in 2005. This decrease is mainly due to the abandonment in May, 2005, of the plans to organize another subsidiary bank.

Income Taxes

Income tax expense for the three months ended March 31, 2006 was $85,322 as compared to an income tax expense of $25,014 for the same period in 2005. The effective tax rate was 37% for the three months ended March 31, 2006 and 2005.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2006 of $145,278 as compared to net income of $42,591 for the same period in 2005. Net income before taxes of $230,600 was partially offset by the income tax expense of $85,322. Net income before taxes for the same period in 2005 was $67,605, which was partially offset by the income tax expense of $25,014.


Financial Condition

Assets and Liabilities

During the first three months of 2006, total assets increased $2,048,801, or 2.88%, when compared to December 31, 2005. Total loans decreased $1,002,084, or 1.71% during the first three months of 2006. Total deposits increased $1,466,103, or 2.50%, from the December 31, 2005 amount of $58,697,895. Federal funds sold increased $1,774,743 from December 31, 2005 to $2,162,698 at March 31, 2006. Other time deposits increased $4,122,006, or 20.14%, during the first three months of 2006 while noninterest-bearing transaction accounts decreased $985,344, or 10.32%. Savings deposits also decreased $1,529,782, or 10.14%, during the first three months of 2006.


Investment Securities

Investment securities increased slightly from $6,526,782 at December 31, 2005 to $6,528,581 at March 31, 2006. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2006.

                            REGIONAL BANKSHARES, INC.

Loans

Net loans decreased $1,002,084, or 1.71%, during the period. As shown below, the main component of the loan portfolio was real estate - mortgage loans which decreased 2.83% or $1,078,991, from December 31, 2005 to March 31, 2006.
Balances within the major loans receivable categories as of March 31, 2006 and December 31, 2005 are as follows:

                                                   March 31,        December 31,
                                                     2006               2005
                                                     ----               ----
Real estate - construction ...............        $ 9,100,449        $ 8,713,900
Real estate - mortgage ...................         37,041,012         38,120,003
Commercial and industrial ................          5,869,033          6,051,194
Consumer and other .......................          5,573,551          5,701,033
                                                  -----------        -----------
                                                  $57,584,045        $58,586,129
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                         March 31,  December 31,
                                                           2006         2005
                                                           ----         ----
Loans:  Nonaccrual loans ..............................  $  4,356    $  7,758
Accruing loans more than 90 days past due .............  $201,024    $    520
Loans identified by the internal review mechanism:
  Criticized ..........................................  $719,546    $368,357
  Classified ..........................................  $  6,232    $  8,989

The increase in accruing loans more than 90 days past due is mainly attributable to one 1-4 family real estate loan. The increase in criticized loans is primarily due to a three real estate loans, one of which is also included in the accruing loans more than 90 days past due. The largest criticized loan has been classified as such due to a change in ownership of the borrower.

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

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                  Three Months Ended March 31,
                                                                                                  ----------------------------
                                                                                               2006                       2005
                                                                                               ----                       ----
Balance, January 1, .........................................................              $    681,238               $    589,765
Provision for loan losses for the period ....................................                    36,000                     36,000
Net loans (charged-off) recovered for the period ............................                       843                     (2,417)
                                                                                           ------------               ------------
Balance, end of period ......................................................              $    718,081               $    623,348
                                                                                           ============               ============
Gross loans outstanding, end of period ......................................              $ 57,584,045               $ 56,285,965

Allowance for loan losses to loans outstanding ..............................                      1.25%                      1.11%

                            REGIONAL BANKSHARES, INC.

Deposits

At March 31, 2006, total deposits had increased by $1,466,103, or 2.50%, from December 31, 2005. The largest increase was in other time deposits, which increased $4,122,006, or 20.14%, from December 31, 2005 to March 31, 2006.
Expressed in percentages, noninterest-bearing deposits decreased 10.32% and interest-bearing deposits increased 4.99%. The decline in noninterest-bearing deposits was a result of seasonality of some of the Bank's depositors as well as some customers moving into longer term interest-bearing accounts such as time deposits.

Balances within the major deposit categories as of March 31, 2006 and December 31, 2005 are as follows:

                                                      March 31,     December 31,
                                                        2006            2005
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 8,566,472      $ 9,551,816
Interest-bearing demand deposits .............        8,048,804        7,519,826
Savings deposits .............................       13,554,124       15,083,906
Time deposits $100,000 and over ..............        5,407,598        6,077,353
Other time deposits ..........................       24,587,000       20,464,994
                                                    -----------      -----------
                                                    $60,163,998      $58,697,895
                                                    ===========      ===========

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was 86.06% and 90.07% at March 31, 2006 and December 31, 2005, respectively.

Securities available-for-sale, which totaled $6,056,689 at March 31, 2006, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2006, unused lines of credit totaled $3,750,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets, which gave us the ability to borrow up to $7,315,395 as of March 31, 2006. As of March 31, 2006 we had $5,750,000 borrowed on this line.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2006, the Bank had issued commitments to extend credit of $11,900,042 and standby letters of credit totaling $45,000. Approximately $11,276,456 of these commitments to extend credit had variable rates.

                            REGIONAL BANKSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006.

                                                          After One      After Three
                                                           Through         Through                        Greater
                                           Within One       Three           Twelve       Within One         Than
                                             Month         Months           Months          Year          One Year          Total
                                             -----         ------           ------          ----          --------          -----

Unused commitments to
  extend credit ....................     $   100,641     $   380,746     $ 3,138,443     $ 3,619,830     $ 8,280,212     $11,900,042
Standby letters of credit ..........               -               -          45,000          45,000               -          45,000
                                         -----------     -----------     -----------     -----------     -----------     -----------

Totals .............................     $   100,641     $   380,746     $ 3,183,443     $ 3,664,830     $ 8,280,212     $11,945,042
                                         ===========     ===========     ===========     ===========     ===========     ===========

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2005 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased from $5,587,582 at December 31, 2005 to $5,750,753 at March 31, 2006. The increase is mainly due to net income for the period of $145,278. The net income was partially offset by a $6,431 decline in the fair value of securities available-for-sale.

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

                            REGIONAL BANKSHARES, INC.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2006, as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at March 31, 2006:

Shareholders' equity .......................................        $ 6,711,431
  Less: intangibles ........................................                  -
                                                                    -----------
  Tier 1 capital ...........................................          6,711,431
  Plus: allowance for loan losses (1) ......................            718,081
                                                                    -----------
  Total capital ............................................        $ 7,429,512
                                                                    ===========
  Risk-weighted assets .....................................        $64,459,341
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................              10.41%
  Total capital (to risk-weighted assets) ..................              11.53%
  Tier 1 capital (to total average assets) .................               9.16%

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

                            REGIONAL BANKSHARES, INC.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 6, 2006, the Company issued 1,400 shares of the Company's common stock to a director upon the exercise of stock warrants for an aggregate price of $11,662. Also on March 16, 2006, the Company issued 1,520 shares of the Company's common stock to a director upon the exercise of stock warrants for an aggregate price of $12,661.60. Issuance of the shares was not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof because no public offering was involved.

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




Date:  May 11, 2006             /s/ CURTIS A. TYNER
      -------------             ------------------------------------------------
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