Form 10QSB
period 2006-06-30
REGIONAL BANKSHARES INC
filed 2006-08-14
CIK 1135513

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 ----                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

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

       701,319 shares of common stock, $1.00 par value as of July 31, 2006

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            REGIONAL BANKSHARES, INC.

                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005......................................3

         Condensed Consolidated Statements of Income - Six months ended June 30,
           2006 and 2005 and Three months ended June 30, 2006 and 2005....................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2006 and 2005........................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005........................6

         Notes to Condensed Consolidated Financial Statements..........................................................7-12

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................13-19

Item 3. Controls and Procedures..........................................................................................19

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................................................20

Item 4. Submission of Matters to a Vote of Security Holders..............................................................20

Item 6. Exhibits ........................................................................................................20

REGIONAL BANKSHARES, INC.


                      Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

                                                                                                 June 30,             December 31,
                                                                                                   2006                  2005
                                                                                                   ----                  ----
                                                                                               (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $    250,109           $  2,258,817
     Federal funds sold ..............................................................             2,611,662                387,955
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             2,861,771              2,646,772
                                                                                                ------------           ------------

   Investment securities:
     Securities available-for-sale ...................................................             5,915,930              6,078,990
     Nonmarketable equity securities .................................................               507,892                447,792
                                                                                                ------------           ------------
       Total investment securities ...................................................             6,423,822              6,526,782
                                                                                                ------------           ------------

   Loans receivable ..................................................................            62,892,870             58,586,129
     Less allowance for loan losses ..................................................              (736,352)              (681,238)
                                                                                                ------------           ------------
       Loans receivable, net .........................................................            62,156,518             57,904,891
                                                                                                ------------           ------------
   Investment in Trust ...............................................................                93,000                      -
   Accrued interest receivable .......................................................               339,556                413,002
   Premises and equipment, net .......................................................             3,341,818              3,290,720
   Other assets ......................................................................             1,742,303                322,977
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 76,958,788           $ 71,105,144
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing ...............................................................          $  7,811,098           $  9,551,816
   Interest-bearing ..................................................................             8,266,107              7,519,826
   Savings ...........................................................................            12,973,401             15,083,906
   Time deposits $100,000 and over ...................................................             5,585,339              6,077,353
   Other time deposits ...............................................................            25,737,584             20,464,994
                                                                                                ------------           ------------
       Total deposits ................................................................            60,373,529             58,697,895
                                                                                                ------------           ------------
Junior Subordinated Debentures .......................................................             3,093,000                      -
Fed Funds Purchased ..................................................................               611,000                 50,000
Note payable .........................................................................                     -              1,050,000
Advances from Federal Home Loan Bank .................................................             6,400,000              5,250,000
Accrued interest payable .............................................................               261,902                268,415
Other liabilities ....................................................................               288,254                201,252
                                                                                                ------------           ------------
       Total liabilities .............................................................            71,027,685             65,517,562
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     701,319 and 692,759 shares issued and outstanding at
     June 30, 2006 and December 31, 2005, respectively ...............................               701,319                692,759
   Capital surplus ...................................................................             5,083,869              5,021,124
   Retained earnings (deficit) .......................................................               241,789                (53,734)
   Accumulated other comprehensive income (loss) .....................................               (95,874)               (72,567)
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             5,931,103              5,587,582
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 76,958,788           $ 71,105,144
                                                                                                ============           ============

           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                       Six Months Ended                 Three Months Ended
                                                                            June 30,                           June 30,
                                                                            --------                           --------
                                                                     2006              2005              2006               2005
                                                                     ----              ----              ----               ----
Interest income:
   Loans, including fees ...............................         $2,381,836         $1,968,956         $1,249,036         $1,010,859
   Investment securities
     Taxable ...........................................            106,203            104,857             55,723             66,009
     Nonmarketable equity securities ...................             14,543              7,881             11,246              4,560
     Federal funds sold ................................             54,205             55,229             23,851             20,026
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          2,556,787          2,136,923          1,339,856          1,101,454
                                                                 ----------         ----------         ----------         ----------
Interest expense:
   Time deposits $100,000 and over .....................            108,406             71,049             54,560             40,905
   Other deposits ......................................            633,770            412,671            336,864            229,139
   Other interest expense ..............................            191,993            125,196            116,374             46,204
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            934,169            608,916            507,798            316,248
                                                                 ----------         ----------         ----------         ----------
Net interest income ....................................          1,622,618          1,528,007            832,058            785,206
Provision for loan losses ..............................             72,000             60,000             36,000             24,000
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
   loan losses .........................................          1,550,618          1,468,007            796,058            761,206
Other income:
   Service charges on deposit accounts .................            217,438            161,864            106,001             95,762
   Residential mortgage origination fees ...............             18,905             29,014             12,239             16,131
   Brokerage fee commissions ...........................             38,698             11,567             20,240             11,567
   Credit life insurance commissions ...................              2,369              2,552              1,437              2,141
   Other income ........................................             78,824             43,612             42,680             19,364
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            356,234            248,609            182,597            144,965
                                                                 ----------         ----------         ----------         ----------
Other expense:
   Salaries and employee benefits ......................            729,518            713,606            372,398            332,479
   Net occupancy expense ...............................            104,398             91,857             51,838             25,292
   Furniture and fixture expense .......................             94,785             86,627             46,350             47,097
   Other operating expenses ............................            509,067            507,708            269,585            252,090
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          1,437,768          1,399,798            740,171            656,958
                                                                 ----------         ----------         ----------         ----------
Income before income taxes .............................            469,084            316,818            238,484            249,213
Income tax expense .....................................            173,561            117,222             88,239             92,208
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $  295,523         $  199,596         $  150,245         $  157,005
                                                                 ==========         ==========         ==========         ==========
Earnings per share
Average shares outstanding .............................            696,734            688,413            700,023            690,322
Net income - basic .....................................         $     0.42         $     0.29         $     0.21         $     0.23
Net income - diluted ...................................         $     0.41         $     0.29         $     0.21         $     0.23

           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

               Condensed Consolidated Statements of Shareholders'
                         Equity and Comprehensive Income
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                                            Accumulated
                                                                                             Retained          Other
                                                       Common Stock          Capital         Earnings      Comprehensive
                                                   Shares         Amount     Surplus        (Deficit)         Income        Total
                                                   ------         ------     -------        ---------         ------        -----
Balance,
   December 31, 2004 .......................       686,484     $  572,070     $5,079,471    $ (535,783)    $  (22,159)   $5,093,599

Net income
   for the period ..........................                                                   199,596                      199,596

Other comprehensive loss,
   net of tax benefit of $15,127 ...........                                                                  (25,757)      (25,757)
                                                                                                                         ----------

Comprehensive
   income ..................................                                                                                173,839
                                                                                                                         ----------

Options exercised
   at $10.83 per share .....................         4,000          3,334         40,008                                     43,342
Warrants exercised
   at $8.33 per share ......................         1,080            900         40,008                                     43,342
                                                ----------     ----------     ----------    ----------     ----------    ----------

Balance,
   June 30, 2005 ...........................       691,564     $  576,304     $5,127,579    $ (336,187)    $  (47,916)   $5,319,780
                                                ==========     ==========     ==========    ==========     ==========    ==========

Balance,
   December 31, 2005 .......................       692,759     $  692,759     $5,021,124    $  (53,734)    $  (72,567)   $5,587,582

Net income
   for the period ..........................                                                   295,523                      295,523

Other comprehensive loss,
   net of tax benefit of $13,688 ...........                                                                  (23,307)      (23,307)

Comprehensive
   income ..................................                                                                                272,216
                                                                                                                         ----------

Warrants exercised
   at $8.33 per share ......................         8,560          8,560         62,745                                     71,305
                                                ----------     ----------     ----------    ----------     ----------    ----------

Balance,
   June 30, 2006 ...........................       701,319     $  701,319     $5,083,869    $  241,789     $  (95,874)   $5,931,103
                                                ==========     ==========     ==========    ==========     ==========    ==========

           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                      2006                  2005
                                                                                                      ----                  ----
Cash flows from operating activities:
   Net income ........................................................................           $   295,523            $   195,596
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization .................................................                73,446                 96,969
       Provision for possible loan losses ............................................                72,000                 60,000
       Accretion and premium amortization ............................................                 4,833                  2,746
       Deferred income tax provision .................................................               (90,807)               115,918
       (Increase) decrease in interest receivable ....................................               185,965                (62,172)
       Increase (decrease) in interest payable .......................................                (6,513)                64,983
       (Increase) Decrease in other assets ...........................................               (67,623)                43,101
       Increase in other liabilities .................................................                87,002                 15,220
       Increase in gain on sale/paydown of securities ................................                 1,783                  2,325
                                                                                                 -----------            -----------
         Net cash provided by operating activities ...................................               555,609                538,686
                                                                                                 -----------            -----------
Cash flows from investing activities:
   Purchases of securities available-for-sale ........................................            (1,559,082)            (5,150,184)
   Maturities of securities available-for-sale .......................................             1,681,323                879,795
   Purchase of nonmarketable equity securities .......................................               (60,100)               (46,639)
   Net increase in loans made to customers ...........................................            (4,323,627)            (1,880,822)
   Purchases of premises and equipment ...............................................              (237,063)              (447,935)
   Investment in trust ...............................................................               (93,000)                     -
   Purchase of bank owned life insurance .............................................            (1,250,000)                     -
                                                                                                 -----------            -----------
         Net cash used by investing activities .......................................            (6,645,785)            (6,645,785)
                                                                                                 -----------            -----------
Cash flows from financing activities:
   Net decrease in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................            (3,104,942)              (694,671)
   Net increase in certificates of deposit and other time deposits ...................             4,780,576              3,769,561
   Proceeds from issuance of Junior Subordinated Debenture ...........................             3,093,000                      -
   Advances from Federal Home Loan Bank ..............................................             7,550,000                      -
   Repayments of Federal Home Loan Bank ..............................................            (6,400,000)                     -
   Increase in Fed Funds Purchased ...................................................               561,000                      -
   Advances from Note Payable Bankers Bank ...........................................                     -                250,000
   Repayments of Note Payable Bankers Bank ...........................................            (1,050,000)              (200,000)
   Proceeds from exercise of options .................................................                     -                 43,342
   Proceeds from exercise of warrants ................................................                71,305                  9,000
                                                                                                 -----------            -----------
         Net cash provided by financing activities ...................................             5,500,939              3,177,238
                                                                                                 -----------            -----------
Net increase (decrease) in cash and cash equivalents .................................               214,999             (2,929,861)
Cash and cash equivalents, beginning .................................................             2,646,772              8,597,606
                                                                                                 -----------            -----------
Cash and cash equivalents, ending ....................................................           $ 2,861,771            $ 5,667,745
                                                                                                 ===========            ===========

Cash paid during the period for:
   Income taxes ......................................................................           $   170,368            $     7,930
   Interest ..........................................................................           $   940,682            $   543,933


           See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2005.


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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operation and cash flows.

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

                                                                                                     Six Months Ended June 30,
                                                                                                     -------------------------
                                                                                                   2006                    2005
                                                                                                   ----                    ----
Net income, as reported ........................................................             $      295,523           $     199,596
Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects ..........................................                          -                       -
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ..................................                          -                 (45,638)
                                                                                             --------------             -----------
Pro forma net income ...........................................................             $      295,523           $     153,958
                                                                                             ==============             ===========
Earnings per share:
   Basic - as reported .........................................................             $         0.42             $      0.29
                                                                                             ==============             ===========
   Basic - pro forma ...........................................................             $         0.42             $      0.22
                                                                                             ==============             ===========
   Diluted - as reported .......................................................             $         0.41             $      0.29
                                                                                             ==============             ===========
   Diluted - pro forma .........................................................             $         0.41             $      0.22
                                                                                             ==============             ===========

                            REGIONAL BANKSHARES, INC.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued

                                                                                                  Three Months Ended June 30,
                                                                                                  ---------------------------
                                                                                                 2006                      2005
                                                                                                 ----                      ----
Net income, as reported ........................................................             $      150,245           $     157,005
Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects ..........................................                          -                       -
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ..................................                          -                 (22,819)
                                                                                             --------------             -----------
Pro forma net income ...........................................................             $      150,245           $     134,184
                                                                                             ==============             ===========
Earnings per share:
   Basic - as reported .........................................................             $         0.21             $      0.23
                                                                                             ==============             ===========
   Basic - pro forma ...........................................................             $         0.21             $      0.19
                                                                                             ==============             ===========
   Diluted - as reported .......................................................             $         0.21             $      0.23
                                                                                             ==============             ===========
   Diluted - pro forma .........................................................             $         0.21             $      0.19
                                                                                             ==============             ===========

On May 10, 2001, the shareholders approved the Regional Bankshares, Inc. "2001 Stock Option Plan" (the Plan). The Plan provides for grants of "Incentive Stock Options," within the meaning of section 422 of the Internal Revenue Code and "Non-qualified Stock Options" that do not so qualify. The Plan provides for the issuance of up to 60,000 shares of the Company's common stock to officers and key employees. Options may be granted for a term of up to ten years from the effective date of grant. Options become exercisable ratably over three years after being granted. The Board of Directors will determine the per-share exercise price, but for incentive stock options the price will not be less than 100% of the fair value of a share of common stock on the date the option is granted. As of June 30, 2006, the Company had 48,000 shares reserved for issuance upon exercise of options under the Plan.

A summary of the plan and changes during reporting periods are presented below (all share and per share data has been adjusted for stock dividends):

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                        2006                                  2005
                                                                        ----                                  ----
                                                                                 Weighted-                              Weighted-
                                                                                  Average                                Average
                                                              Shares           Exercise Price          Shares        Exercise Price
                                                              ------           --------------          ------        --------------
Outstanding at December 31 ...........................        12,000             $ 10.83               18,000            $10.83
Granted ..............................................             -                                        -
Exercised ............................................             -                                    4,000             10.83
Cancelled ............................................             -                                    2,000             10.83
                                                              ------                                   ------
Outstanding at June 30 ...............................        12,000               10.83               12,000             10.83
                                                              ======                                   ======
                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                        2006                                  2005
                                                                        ----                                  ----
                                                                                 Weighted-                              Weighted-
                                                                                  Average                                Average
                                                              Shares           Exercise Price          Shares        Exercise Price
                                                              ------           --------------          ------        --------------
Outstanding at March 31 ..............................        12,000             $ 10.83               18,000            $10.83
Granted ..............................................             -                                        -
Exercised ............................................             -                                    4,000             10.83
Cancelled ............................................             -                                    2,000             10.83
                                                              ------                                   ------
Outstanding at June 30 ...............................        12,000               10.83               12,000             10.83
                                                              ======                                   ======

At June 30, 2006, 12,000 options were exercisable. The weighted average remaining life and exercise price for both exercisable and non exercisable options was 5.75 years and $10.83 per option, respectively

                            REGIONAL BANKSHARES, INC.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued

In connection with the Company's initial public stock sale, each of the twelve organizers received 6,000 stock warrants which gives them the right to purchase 6,000 shares of the Company's common stock at a price of $8.33 per share. The warrants vested equally over a three-year period beginning June 15, 2000 and expire on June 15, 2010 or ninety days after the warrant holder ceases to serve as a member of the Board of Directors. On November 18, 2004 the eleven organizers who are still serving on the Board of Directors, were granted additional warrants which give them the right to purchase an additional 132,000 shares of the Company's common stock at a price of $11.25 per share. The warrants became fully vested on August 18, 2005.

A summary of the status of the Company's stock warrants and changes during the reporting periods are presented below (all shares have been adjusted for stock dividends):
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2006             2005
                                                          ----             ----
Outstanding at December 31 ...................          181,560          183,840
Granted ......................................                -                -
Exercised ....................................            8,560            1,080
Cancelled ....................................                -                -
                                                        -------          -------
Outstanding at June 30 .......................          173,000          182,760
                                                        =======          =======

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2006             2005
                                                          ----             ----
Outstanding at March 31 ......................          178,640          183,840
Granted ......................................                -                -
Exercised ....................................            5,640            1,080
Cancelled ....................................                -                -
                                                        -------          -------
Outstanding at end of year ...................          173,000          182,760
                                                        =======          =======

At June 30, 2006, 173,000 warrants were exercisable.

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                                                            Six Months Ended June 30, 2006
                                                                                            ------------------------------
                                                                                    Income                Shares          Per Share
                                                                                  (Numerator)         (Denominator          Amount
                                                                                  -----------         ------------          ------
Basic earnings per share
   Income available to common shareholders ..........................              $295,523              696,734           $   0.42
                                                                                                                           ========
Effect of dilutive securities
   Stock options and warrants .......................................                                    45,172
                                                                                   --------              ------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $295,523              741,906           $   0.40
                                                                                   ========              =======           ========
                                                                                            Six Months Ended June 30, 2005
                                                                                            ------------------------------
                                                                                    Income                Shares          Per Share
                                                                                  (Numerator)         (Denominator          Amount
                                                                                  -----------         ------------          ------
Basic earnings per share
   Income available to common shareholders ..........................             $ 195,596               688,413          $   0.29
                                                                                                                           ========
Effect of dilutive securities
   Stock options and warrants .......................................                                      (1,389)
                                                                                  ---------               -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................             $ 195,596               655,459          $   0.29
                                                                                  =========               =======          ========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share - continued

                                                                                            Three Months Ended June 30, 2006
                                                                                            --------------------------------
                                                                                    Income               Shares            Per Share
                                                                                  (Numerator)        (Denominator)           Amount
                                                                                  -----------        -------------           ------
Basic earnings per share
   Income available to common shareholders ..........................              $150,245              700,023           $   0.21
                                                                                                                           ========
Effect of dilutive securities
   Stock options and warrants .......................................                                     43,069
                                                                                   --------              -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................              $150,245              743,093           $   0.20
                                                                                   ========              =======           ========

                                                                                            Three Months Ended June 30, 2005
                                                                                            --------------------------------
                                                                                    Income                Shares           Per Share
                                                                                  (Numerator)         (Denominator)          Amount
                                                                                  -----------         -------------          ------
Basic earnings per share
   Income available to common shareholders ..........................             $ 157,005             690,322            $   0.23
                                                                                                                           ========
Effect of dilutive securities
   Stock options and warrants .......................................                                    (3,800)
                                                                                  ---------             -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions .......................................             $ 157,005             652,723            $   0.23
                                                                                  =========             =======            ========

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2006 and 2005:

                                                                                                Six Months Ended June 30, 2006
                                                                                                ------------------------------
                                                                                        Pre-tax           (Expense)       Net-of-tax
                                                                                        Amount             Benefit          Amount
                                                                                        ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(34,203)         $ 10,896         $(23,307)
   Plus: reclassification adjustment for gains (losses)
      realized in net income ..................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (34,203)           10,896          (23,307)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(34,203)         $ 10,896         $(23,307)
                                                                                        ========          ========         ========

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Comprehensive Income - continued

                                                                                              Six Months Ended June 30, 2005
                                                                                              ------------------------------
                                                                                        Pre-tax           (Expense)       Net-of-tax
                                                                                         Amount            Benefit          Amount
                                                                                         ------            -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(40,884)         $ 15,127         $(25,757)
   Plus: reclassification adjustment for gains (losses)
      realized in net income ..................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (40,884)           15,127          (25,757)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(40,884)         $ 15,127         $(25,757)
                                                                                        ========          ========         ========
                                                                                              Three Months Ended June 30, 2006
                                                                                              --------------------------------
                                                                                       Pre-tax            (Expense)      Net-of-tax
                                                                                        Amount             Benefit          Amount
                                                                                        ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(26,787)         $  9,911         $(16,876)
   Plus: reclassification adjustment for gains (losses)
      realized in net income ..................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (26,787)            9,911          (16,876)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(26,787)         $  9,911         $(16,876)
                                                                                        ========          ========         ========
                                                                                               Three Months Ended June 30, 2005
                                                                                               --------------------------------
                                                                                           Pre-tax         (Expense)      Net-of-tax
                                                                                            Amount          Benefit          Amount
                                                                                            ------          -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ....................         $11,881         $(4,396)         $ 7,485
   Plus: reclassification adjustment for gains (losses)
      realized in net income ......................................................               -               -                -
                                                                                            -------         -------          -------
   Net unrealized gains (losses) on securities ....................................          11,881          (4,396)           7,485
                                                                                            -------         -------          -------
Other comprehensive income (loss) .................................................         $11,881         $(4,396)         $ 7,485
                                                                                            =======         =======          =======

Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

Note 6 - Junior Subordinated Debentures

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

                            REGIONAL BANKSHARES, INC.
Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2006 compared to December 31, 2005, and the results of operations for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

                           FORWARD LOOKING STATEMENTS

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

These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a relatively new company with a limited operating history.
Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    Our growth and our ability to maintain growth;

     o Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     o The effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;

     o The effects of competition from other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;

     o    Repayment of loans by our borrowers;

     o Failure of assumptions underlying the establishment of our allowance for loan losses, including the value of collateral securing loans; and

     o Loss of consumer confidence and economic disruptions resulting from terrorist activities.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

                            REGIONAL BANKSHARES, INC.

Results of Operations

Net Interest Income

For the six months ended June 30, 2006, net interest income increased $94,611, or 6.19%, to $1,622,618 as compared to $1,528,007 for the same period in 2005. Interest income from loans, including fees, increased $412,880, or 20.97%, from the six months ended June 30, 2005 to the comparable period in 2006, as we continued to experience growth in our loan portfolio and a as result of rising rates. Interest expense for the six months ended June 30, 2006 was $934,169 as compared to $608,916 for the same period in 2005. The increase in interest expense was due to rising interest rates and a change in the bank's deposit mix to include more certificates of deposit. The bank has worked to increase certificates of deposit to help manage interest rate risk in a rising rate environment. The net interest margin realized on earning assets increased from 4.68% for the six months ended June 30, 2005 to 5.15% for the same period in 2006. The interest rate spread increased slightly from 4.40% at June 30, 2005 to 4.82% at June 30, 2006.

For the quarter ended June 30, 2006, net interest income totaled $832,058, an increase of $46,852, or 5.97%, when compared to the same quarter ended June 30, 2005. Interest income from loans, including fees, totaled $1,249,036 during the quarter ended June 30, 2006, as compared to $1,010,859 during the comparable period in 2005. These increases in interest income also resulted from growth in the amount of earning assets as well as supporting liabilities coupled with the effects of a higher interest rate environment. Interest expense on deposit accounts was $507,798 for the quarter ended June 30, 2006, as compared to $316,248 for the same period in 2005. The net interest margin realized on earning assets was 5.23% for the quarter ended June 30, 2006, as compared to 4.71% during the same period in 2005. The interest rate spread was 4.89% for the quarter ended June 30, 2006, as compared to 4.43% for the quarter ended June 30, 2005.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2006, the provision charged to expense was $72,000, as compared to $60,000 in the same period a year earlier. For the quarter ended June 30, 2006, the provision charged to expense was $36,000, as compared to $24,000 for the same period in 2005. The allowance represented 1.17% and 1.12% of gross loans at June 30, 2006 and 2005, respectively. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the six months ended June 30, 2006 was $356,324, an increase of $107,625 from $248,609 during the comparable period in 2005. Service charges totaled $217,438 for the six months ended June 30, 2006 as compared to $161,864 in the same period in 2005. This increase is a result of the introduction of our Bounce Protection product in September 2005. Residential mortgage origination fees decreased $10,109 as compared to the six months ended June 30, 2005. This decrease is attributable to a continued decline in consumer refinancing activity. Brokerage fee commissions increased from $11,567 for the six months ended June 30, 2005 to $38,698 for the six months ended June 30, 2006.


For the quarter ended June 30, 2006, noninterest income was $182,597, an increase of $37,632, or 25.96% from the same period ended June 30, 2005. The largest component of noninterest income was service charges on deposit accounts, which totaled $106,001 for the quarter ended June 30, 2006, as compared to $95,762 for the quarter ended June 30, 2005. Residential mortgage origination fees were $12,239 for the quarter ended June 30, 2006 as compared with $16,131 for the 2005 quarter. This decline from the previous year is due to a decline in residential refinancing. Income from brokerage fee commissions totaled $20,240 for the quarter ended June 30, 2006, an increase from $11,567 for the quarter ended June 30, 2005.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2006 was $1,437,768, which was 2.71% higher than the $1,399,798 for the six months ended June 30, 2005. The largest category, salaries and employee benefits, increased from $713,606 for the six months ended June 30, 2005 to $729,518 for the six months ended June 30, 2006. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank. Net occupancy expense increased from $91,857 to $104,398 for the six months ended June 30, 2006. There was also an increase of $8,158 in furniture and fixtures expense when compared to the previous year.


For the quarter ended June 30, 2006, noninterest expense increased $83,213, or 12.67% as compared to the same period ended June 30, 2005. The largest category, salaries and employee benefits, increased from $332,479 for the quarter ended June 30, 2005 to $372,398 for the quarter ended June 30, 2006.

Income Taxes

The income tax expense for the six months ended June 30, 2006 was $173,561, an increase of $56,339 or 48.06% as compared to the same period ended June 30, 2005. This is the result of an increase in income before taxes. The effective tax rate was 37% for the six months ended June 30, 2006 and 2005 and the quarters ended June 30, 2006 and 2005.


Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 2006 of $295,523 as compared to net income of $199,596 for the same period in 2005. For the quarter ended June 30, 2006, net income was $150,245, as compared to net income of $157,005 for the same period in 2005.

                            REGIONAL BANKSHARES, INC.

Financial Condition

Assets and Liabilities

During the first six months of 2006, total assets increased $5,853,644, or 8.23%, when compared to December 31, 2005. Loans increased $4,306,741, or 7.35%, during the first six months of 2006. Total deposits increased $1,675,634, or 2.85%, from $58,697,895 at December 31, 2005 to $60,373,529 at June 30, 2006.
Other time deposits increased $5,272,590, or 25.76%, during the first six months of 2006. Savings deposits decreased $2,110,505 during the first six months of 2006. On April 18, 2006, the Company sponsored the creation of a Connecticut statutory trust, Regional Statutory Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On April 20, 2006, the Trust issued $3,000,000 in floating rate trust preferred securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $3,093,000 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets.

Investment Securities

Investment securities decreased slightly from $6,078,990 at December 31, 2005 to $5,915,930 at June 30, 2006. The decline is attributable to paydowns in the bank's mortgage backed securities. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2006.

Loans

We continued our trend of loan growth during the first six months of 2006. The increase in loans was attributable to the Bank's marketing efforts as well as growth in the Bank's market areas. Net loans increased $4,251,627, or 7.34%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - construction loans which increased 29.93%, or $2,607,656, from December 31, 2005 to June 30, 2006. Balances within the major loans receivable categories as of June 30, 2006 and December 31, 2005 are as follows:

                                                  June 30,          December 31,
                                                    2006                 2005
                                                    ----                 ----
    Real estate - construction ...............    $11,321,556        $ 8,713,900
    Real estate - mortgage ...................     39,416,810         38,120,003
    Commercial and industrial ................      6,291,505          6,051,194
    Consumer and other .......................      5,862,999          5,701,033
                                                  -----------        -----------
                                                  $62,892,870        $58,586,130
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                          June 30,  December 31,
                                                            2006        2005
                                                            ----        ----
   Loans: Nonaccrual loans .............................. $108,876    $  7,758
   Accruing loans more than 90 days past due ............ $  3,585    $    520
   Loans identified by the internal review mechanism:
       Criticized ....................................... $694,190    $368,357
       Classified ....................................... $ 16,220    $  8,989

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Bank will sustain a loss if the deficiencies are not corrected. The increase in Nonaccrual loans was mainly due to a few loans associated with one customer experiencing financial difficulty. The increase in criticized loans was mostly attributable to a few real estate loans that demonstrated periods of being past due.

                            REGIONAL BANKSHARES, INC.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                   Six Months Ended June 30,
                                                                                                   -------------------------
                                                                                                2006                     2005
                                                                                                ----                     ----
    Balance, January 1, ..........................................................         $    681,238               $    589,765
    Provisions for loan losses for the period ....................................               72,000                     60,000
    Net loans (charged-off) recovered for the period .............................              (16,886)                   (13,978)
                                                                                           ------------               ------------

    Balance, end of period .......................................................         $    736,352               $    635,787
                                                                                           ============               ============

    Gross loans outstanding, end of period .......................................         $ 62,892,870               $ 56,919,221

    Allowance for loan losses to loans outstanding ...............................                 1.17%                      1.12%

Deposits

During the first six months of 2006, total deposits increased by $1,675,634, or 2.85% from December 31, 2005. This increase was due to the normal growth of the Bank. The largest increase was in other time deposits, which increased $5,272,590, or 25.76% from December 31, 2005. The increase was attributable to the opening of new accounts during the period as well as current customers moving funds from noninterest bearing and savings accounts into higher yielding time deposits. Expressed in percentages, noninterest bearing deposits decreased 18.22% and interest bearing deposits increased 6.95%.

Balances within the major deposit categories as of June 30, 2006 and December 31, 2005 are as follows:

                                                        June 30,    December 31,
                                                         2006            2005
                                                         ----            ----
     Noninterest-bearing demand deposits .......     $ 7,811,098     $ 9,551,816
     Interest-bearing demand deposits ..........       8,266,107       7,519,826
     Savings deposits ..........................      12,973,401      15,083,906
     Time deposits $100,000 and over ...........       5,585,339       6,077,353
     Other time deposits .......................      25,737,584      20,464,994
                                                     -----------     -----------
                                                     $60,373,529     $58,697,895
                                                     ===========     ===========
Junior Subordinated Debentures

On April 18, 2006, the Company sponsored the creation of a Connecticut statutory trust, Regional Statutory Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On April 20, 2006, the Trust issued $3,000,000 in floating rate trust preferred securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $3,093,000 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities is adjustable quarterly at 3 month LIBOR plus 177 basis points.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds (which includes deposits) ratio, which was at 90.02% at June 30, 2006 and 90.07% at December 31, 2005.

Securities available-for-sale, which totaled $5,915,930 at June 30, 2006, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2006, unused lines of credit totaled $4,500,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $7,696,000 as of June 30, 2006. As of June 30, 2006, we have $6,400,000 in borrowings against this line.

                            REGIONAL BANKSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2006, the Bank had issued commitments to extend credit of $8,187,492 and $45,000 in standby letters of credit. Approximately $7,442,507 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006.

                                                                      After One    After Three
                                                           Within     Through        Through                Greater
                                                            One        Three         Twelve      Within       Than
                                                           Month      Months         Months     One Year     One Year       Total
                                                           -----      ------         ------     --------     --------       -----
Unused commitments to extend credit .................   $   78,921   $  264,073   $2,833,596   $3,176,590   $5,010,902   $8,187,492
Standby letters of credit ...........................            -            -       45,000       45,000            -       45,000
                                                        ----------   ----------   ----------   ----------   ----------   ----------
     Total ..........................................   $   78,921   $  264,073   $2,878,596   $3,221,590   $5,010,902   $8,232,492
                                                        ==========   ==========   ==========   ==========   ==========   ==========


Based on historical experience, many of the commitments will expire not fully funded. Accordingly, the amounts shown in the table above do not necessarily reflect the Bank's need for funds in the periods shown.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

                            REGIONAL BANKSHARES, INC.

Capital Resources

Total shareholders' equity increased from $5,587,582 at December 31, 2005 to $5,931,103 at June 30, 2006. The increase is due to net income for the period of $295,523, a negative change in the fair value of securities available-for-sale of $23,307, and the exercise of warrants for $71,305.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. The Company's Tier 1 capital consists of the same components as the Bank's plus the amount of the preferred securities issued by Regional Statutory Trust I. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2006 as well as the ratios to be considered "well capitalized." The Company also exceeded all of its regulatory capital requirements at June 30, 2006.

The following table summarizes the Bank's risk-based capital at June 30, 2006:

Shareholders' equity .......................................        $ 8,939,995
  Less: intangibles ........................................                  -
                                                                    -----------
  Tier 1 capital ...........................................          8,939,995
  Plus: allowance for loan losses (1) ......................            736,352
                                                                    -----------
  Total capital ............................................        $ 9,676,347
                                                                    ===========
  Risk-weighted assets .....................................        $67,310,156
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................              13.28%
  Total capital (to risk-weighted assets) ..................              14.38%
  Tier 1 capital (to total average assets) .................              11.98%

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

                            REGIONAL BANKSHARES, INC.

PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

On April 21, 2006 the Company issued 5,640 shares of the Company's common stock to a director upon the exercise of stock warrants for an aggregate price of $46,981. Issuance of the shares was not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof because no public offering was involved.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Shareholders on May 12, 2006. At the meeting, four directors were elected to each serve a three year term with voting results as follows:

Name                         Votes For       Votes Withheld    Broker Non-Votes
----                         ---------       --------------    ----------------

Randolph G. Rogers            458,511                -                 -
Howard W. Tucker, Jr.         458,511                -                 -
Curtis A. Tyner, Jr.          458,511                -                 -
Patricia M. West              458,511                -                 -



The following directors' terms continued after the meeting:  Francine P. Bachman
(2007), Thomas James Bell, Jr. (2007), Peter C. Coggeshall, Jr. (2007), Franklin Hines (2008), J. Richard Jones, Jr. (2008), Woodward H. Morgan III (2008), and Gosnold G. Segars (2008).

Item 6. Exhibits

     Exhibit 10.1 - Amended and Restated Delcaration of Trust

     Exhibit 10.2 - Guarantee Agreement

     Exhibit 10.3 - Indenture

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



Date: August 14, 2006                     /s/ CURTIS A. TYNER
      ---------------                   ----------------------------------------
                                        Curtis A. Tyner, President,
                                        Chief Executive Officer and Chief
                                        Financial Officer

                            REGIONAL BANKSHARES, INC.

EXHIBIT INDEX

10.1      Amended and Restated Delcaration of Trust

10.2      Guarantee Agreement

10.3      Indenture

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