Form 10QSB
period 2006-09-30
REGIONAL BANKSHARES INC
filed 2006-11-14
CIK 1135513

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 ------              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

                                       OR

------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES [X[ NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     741,396 shares of common stock, $1.00 par value as of October 31, 2006

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                            REGIONAL BANKSHARES, INC.

                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005.................................3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2006 and 2005 and Three months ended September 30, 2006 and 2005.............................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2006 and 2005..................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005..................6

         Notes to Condensed Consolidated Financial Statements..........................................................7-13

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

Item 3. Controls and Procedures..........................................................................................19

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................................................20

Item 6. Exhibits ........................................................................................................20

                            REGIONAL BANKSHARES, INC.

                     Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

                                                                                                September 30,          December 31,
                                                                                                    2006                  2005
                                                                                                    ----                  ----
                                                                                                (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks .........................................................          $  1,975,625           $  2,258,817
     Federal funds sold ..............................................................             3,187,113                387,955
                                                                                                ------------           ------------
       Total cash and cash equivalents ...............................................             5,162,738              2,646,772
                                                                                                ------------           ------------
   Investment securities:
     Securities available-for-sale ...................................................             6,088,969              6,078,990
     Nonmarketable equity securities .................................................               507,892                447,792
                                                                                                ------------           ------------
       Total investment securities ...................................................             6,596,861              6,526,782
                                                                                                ------------           ------------

   Loans receivable ..................................................................            62,802,413             58,586,129
     Less allowance for loan losses ..................................................              (718,148)              (681,238)
                                                                                                ------------           ------------
       Loans receivable, net .........................................................            62,084,265             57,904,891
                                                                                                ------------           ------------
   Investment in Trust ...............................................................                93,000                      -
   Accrued interest receivable .......................................................               424,358                413,002
   Premises and equipment, net .......................................................             4,300,091              3,290,720
   Other assets ......................................................................             1,755,933                322,977
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 80,417,246           $ 71,105,144
                                                                                                ============           ============
Liabilities:
Deposits:
   Noninterest-bearing ...............................................................          $  8,697,346           $  9,551,816
   Interest-bearing ..................................................................             7,645,154              7,519,826
   Savings ...........................................................................            13,491,413             15,083,906
   Time deposits $100,000 and over ...................................................             7,081,997              6,077,353
   Other time deposits ...............................................................            27,387,313             20,464,994
                                                                                                ------------           ------------
       Total deposits ................................................................            64,303,223             58,697,895
                                                                                                ------------           ------------
Junior Subordinated Debentures .......................................................             3,093,000                      -
Fed Funds Purchased ..................................................................                     -                 50,000
Note payable .........................................................................                     -              1,050,000
Advances from Federal Home Loan Bank .................................................             6,250,000              5,250,000
Accrued interest payable .............................................................               314,480                268,415
Other liabilities ....................................................................               314,399                201,252
                                                                                                ------------           ------------
       Total liabilities .............................................................            74,275,103             65,517,562
                                                                                                ------------           ------------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued .....................................................................                     -                      -
   Common stock, $1.00 par value; 10,000,000 shares authorized,
     741,396 and 692,759 shares issued and outstanding at
     September 30, 2006 and December 31, 2005, respectively ..........................               741,396                692,759
   Capital surplus ...................................................................             5,083,776              5,021,124
   Retained earnings (deficit) .......................................................               363,561                (53,734)
   Accumulated other comprehensive income (loss) .....................................               (46,589)               (72,567)
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             6,142,144              5,587,582
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 80,417,246           $ 71,105,144
                                                                                                ============           ============

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                       Nine Months Ended                   Three Months Ended
                                                                         September 30,                         September 30,
                                                                         -------------                         -------------
                                                                     2006             2005                2006              2005
                                                                     ----             ----                ----              ----
Interest income:
   Loans, including fees ...............................         $3,671,649         $3,021,222         $1,289,813         $1,052,265
   Investment securities
     Taxable ...........................................            164,218            167,106             58,015             62,249
     Nonmarketable equity securities ...................             17,869             11,175              3,326              3,297
     Federal funds sold ................................             89,736             77,499             35,531             22,270
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          3,943,472          3,277,002          1,386,685          1,140,081
                                                                 ----------         ----------         ----------         ----------
Interest expense:
   Time deposits $100,000 and over .....................            165,700            121,302             57,294             50,254
   Other deposits ......................................          1,154,356            644,121            455,053            231,451
   Other interest expense ..............................            198,557            192,900             72,098             67,705
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          1,518,613            958,323            584,445            349,410
                                                                 ----------         ----------         ----------         ----------
Net interest income ....................................          2,424,859          2,318,679            802,240            790,671
Provision for loan losses ..............................            111,000             84,000             39,000             24,000
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
   loan losses .........................................          2,313,859          2,234,679            763,240            766,671
Other income:
   Service charges on deposit accounts .................            343,147            265,041            125,710            103,177
   Residential mortgage origination fees ...............             27,134             46,006              8,229             16,992
   Brokerage fee commissions ...........................             68,847             24,536             30,148             12,969
   Credit life insurance commissions ...................              2,680              3,290                310                738
   Other income ........................................            117,506             63,267             38,683             19,654
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................            559,314            402,140            203,080            153,530
                                                                 ----------         ----------         ----------         ----------
Other expense:
   Salaries and employee benefits ......................          1,116,490          1,070,635            386,973            357,029
   Net occupancy expense ...............................            156,247            146,769             51,849             54,912
   Furniture and fixture expense .......................            145,964            139,326             51,180             52,699
   Other operating expenses ............................            791,869            741,689            282,800            233,978
                                                                 ----------         ----------         ----------         ----------
       Total ...........................................          2,210,570          2,098,419            772,802            698,618
                                                                 ----------         ----------         ----------         ----------
Income before income taxes .............................            662,603            538,400            193,518            221,583
Income tax expense .....................................            245,308            199,207             71,746             81,986
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $  417,295         $  339,193         $  121,772         $  139,597
                                                                 ==========         ==========         ==========         ==========
Earnings per share
Average shares outstanding .............................            701,714            588,888            705,871            618,812
Net income - basic .....................................         $     0.57         $     0.47         $     0.17         $     0.19
Net income - diluted ...................................         $     0.57         $     0.46         $     0.16         $     0.19

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
              For the nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                                          Accumulated
                                                      Common Stock                           Retained        Other
                                                      ------------            Capital         Earnings   Comprehensive
                                                  Shares         Amount       Surplus        (Deficit)       Income        Total
                                                  ------         ------       -------        ---------       ------        -----
Balance, December 31, 2004 ................       572,070    $   572,070    $ 5,079,471    $  (535,783)   $   (22,159)  $ 5,093,599

Net income for the period .................                                                    339,193                      339,193

Other comprehensive loss,
   net of tax benefit of $16,484 ..........                                                                   (28,067)      (28,067)
                                                                                                                        -----------

Comprehensive income ......................                                                                                 311,126
                                                                                                                        -----------

Warrants exercised at $10.00 per share ....         1,900          1,900         17,100                                      19,000

Options exercised at $13.00 per share .....         3,334          3,334         40,008                                      43,342

Stock dividend issued at 20% ..............       115,455        115,455       (115,455)                                          -
                                                  -------    -----------    -----------    -----------    -----------   -----------

Balance, September 30, 2005 ...............       692,759    $   692,759    $ 5,021,124    $  (196,590)   $   (50,226)  $ 5,467,067
                                                  =======    ===========    ===========    ===========    ===========   ===========

Balance, December 31, 2005 ................       692,759    $   692,759    $ 5,021,124    $   (53,734)   $   (72,567)  $ 5,587,582

Net income for the period .................                                                    417,295                      417,295

Other comprehensive gain,
   net of tax expense of $15,257 ..........                                                                   25,978         25,978
                                                                                                                        -----------

Comprehensive income ......................                                                                                 443,273
                                                                                                                        -----------

Warrants exercised
   at $8.33 per share .....................        13,360         13,360         97,929                                     111,289

Stock dividend issued at 5% ...............        35,277         35,277        (35,277)                                          -
                                                  -------    -----------    -----------    -----------    -----------   -----------

Balance, September 30, 2006 ...............       741,396    $   741,396    $ 5,083,776    $   363,560    $   (46,589)  $ 6,142,144
                                                  =======    ===========    ===========    ===========    ===========   ===========

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                        2006                  2005
                                                                                                        ----                  ----
Cash flows from operating activities:
   Net income ............................................................................         $   417,295          $   339,193
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization .....................................................             139,849              159,757
       Provision for possible loan losses ................................................             111,000               84,000
       Accretion and premium amortization ................................................               5,798                2,878
       Deferred income tax provision .....................................................             (51,275)             189,169
       Increase in interest receivable ...................................................             (11,356)            (102,776)
       Increase in interest payable ......................................................              46,065              114,670
       (Increase) Decrease in other assets ...............................................            (138,693)              18,295
       Increase in other liabilities .....................................................             113,147               83,643
       Increase in gain on sale/paydown of securities ....................................               2,433                3,976
                                                                                                   -----------          -----------
         Net cash provided by operating activities .......................................             634,263              892,805
                                                                                                   -----------          -----------
Cash flows from investing activities:
   Purchases of securities available-for-sale ............................................          (1,780,772)          (5,150,184)
   Maturities of securities available-for-sale ...........................................           1,795,552            1,754,362
   Purchase of nonmarketable equity securities ...........................................             (60,100)             (46,639)
   Net increase in loans made to customers ...............................................          (4,290,374)          (1,176,792)
   Purchases of premises and equipment ...................................................          (1,149,220)            (794,718)
   Investment in trust ...................................................................             (93,000)                   -
   Purchase of bank owned life insurance .................................................          (1,250,000)                   -
                                                                                                   -----------          -----------
         Net cash used by investing activities ...........................................          (6,827,914)          (5,413,971)
                                                                                                   -----------          -----------
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, interest-bearing transaction
     accounts and savings accounts .......................................................          (2,321,635)           1,552,945
   Net increase in certificates of deposit and other time deposits .......................           7,926,963            2,248,882
   Proceeds from issuance of Junior Subordinated Debenture ...............................           3,093,000                    -
   Advances from Federal Home Loan Bank ..................................................           8,300,000                    -
   Repayments of Federal Home Loan Bank ..................................................          (7,300,000)                   -
   Decrease in Fed Funds Purchased .......................................................             (50,000)                   -
   Advances from Note Payable Bankers Bank ...............................................                   -               50,000
   Repayments of Note Payable Bankers Bank ...............................................          (1,050,000)                   -
   Proceeds from exercise of options .....................................................                   -               43,342
   Proceeds from exercise of warrants ....................................................             111,289               19,000
                                                                                                   -----------          -----------
         Net cash provided by financing activities .......................................           8,709,617            3,914,169
                                                                                                   -----------          -----------
Net increase (decrease) in cash and cash equivalents .....................................           2,515,966             (606,997)
Cash and cash equivalents, beginning .....................................................           2,646,772            8,597,606
                                                                                                   -----------          -----------
Cash and cash equivalents, ending ........................................................         $ 5,162,738          $ 7,990,609
                                                                                                   ===========          ===========

Cash paid during the period for:
   Income taxes ..........................................................................         $   146,039          $    11,895
   Interest ..............................................................................         $ 1,472,548          $   843,653

            See notes to condensed consolidated financial statements.

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

                            REGIONAL BANKSHARES, INC.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

                                                                                                Nine Months Ended September 30,
                                                                                                -------------------------------
                                                                                                   2006                2005
                                                                                                   ----                ----
Net income, as reported ........................................................             $      417,295           $     339,193
Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects ..........................................                          -                       -
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ..................................                          -                (352,437)
                                                                                             --------------             -----------
Pro forma net income ...........................................................             $      417,295           $     (13,244)
                                                                                             ==============             ===========
Earnings per share:
   Basic - as reported .........................................................             $         0.57             $      0.47
                                                                                             ==============             ===========
   Basic - pro forma ...........................................................             $         0.57             $     (0.02)
                                                                                             ==============             ===========
   Diluted - as reported .......................................................             $         0.57             $      0.46
                                                                                             ==============             ===========
   Diluted - pro forma .........................................................             $         0.57             $     (0.02)
                                                                                             ==============             ===========

                            REGIONAL BANKSHARES, INC.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued

                                                                                                Three Months Ended September 30,
                                                                                                --------------------------------
                                                                                                  2006                    2005
                                                                                                  ----                    ----
Net income, as reported .......................................................             $       121,772           $     139,597
Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects .........................................                           -                       -
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects .................................                           -                (286,273)
                                                                                            ---------------             -----------
Pro forma net income ..........................................................             $       121,772           $    (146,676)
                                                                                            ===============             ===========
Earnings per share:
   Basic - as reported ........................................................             $          0.17             $      0.19
                                                                                            ===============             ===========
   Basic - pro forma ..........................................................             $          0.17             $     (0.20)
                                                                                            ===============             ===========
   Diluted - as reported ......................................................             $          0.16             $      0.19
                                                                                            ===============             ===========
   Diluted - pro forma ........................................................             $          0.16             $     (0.20)
                                                                                            ===============             ===========

On May 10, 2001, the shareholders approved the Regional Bankshares, Inc. "2001 Stock Option Plan" (the Plan). The Plan provides for grants of "Incentive Stock Options," within the meaning of section 422 of the Internal Revenue Code and "Non-qualified Stock Options" that do not so qualify. The Plan provides for the issuance of up to 60,000 shares of the Company's common stock to officers and key employees. Options may be granted for a term of up to ten years from the effective date of grant. Options become exercisable ratably over three years after being granted. The Board of Directors will determine the per-share exercise price, but for incentive stock options the price will not be less than 100% of the fair value of a share of common stock on the date the option is granted. As of September 30, 2006, the Company had 48,000 shares reserved for issuance upon exercise of options under the Plan.

A summary of the plan and changes during reporting periods are presented below (all share and per share data has been adjusted for stock dividends):

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                            2006                             2005
                                                            ----                             ----
                                                                   Weighted-                        Weighted-
                                                                     Average                          Average
                                                  Shares      Exercise Price          Shares     Exercise Price
                                                  ------      --------------          ------     --------------
Outstanding at December 31 ...................     12,600     $     10.31              18,900    $    10.31
Granted ......................................          -                                  -
Exercised ....................................          -                               4,200         10.31
Cancelled ....................................          -                               2,100         10.31
                                                   ------                              ------
Outstanding at September 30 ..................     12,600           10.31              12,600         10.31
                                                   ======                              ======
                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                             2006                             2005
                                                             ----                             ----
                                                                   Weighted-                        Weighted-
                                                                    Average                          Average
                                                  Shares      Exercise Price          Shares     Exercise Price
                                                  ------      --------------          ------     --------------
Outstanding at June 30 ........................    12,600     $     10.31              18,900    $    10.31
Granted .......................................         -                                   -
Exercised .....................................         -                               4,200         10.31
Cancelled .....................................         -                               2,100         10.31
                                                   ------                              ------
Outstanding at September 30 ...................    12,600           10.31              12,600         10.31
                                                   ======                              ======

At September 30, 2006, 12,600 options were exercisable. The weighted average remaining life and exercise price for both exercisable and non exercisable options was 5.50 years and $10.31 per option, respectively.

                            REGIONAL BANKSHARES, INC.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued

In connection with the Company's initial public stock sale, each of the twelve organizers received 6,000 stock warrants which gives them the right to purchase 6,000 shares of the Company's common stock at a price of $8.33 per share. The warrants vested equally over a three-year period beginning September 15, 2000 and expire on September 15, 2010 or ninety days after the warrant holder ceases to serve as a member of the Board of Directors. On November 18, 2004 the eleven organizers who are still serving on the Board of Directors, were granted additional warrants which give them the right to purchase an additional 132,000 shares of the Company's common stock at a price of $11.25 per share. The warrants became fully vested on August 18, 2005.

A summary of the status of the Company's stock warrants and changes during the reporting periods are presented below (all shares have been adjusted for stock dividends):
                                             Nine Months Ended September 30,
                                             -------------------------------
                                                     2006             2005
                                             -------------    -------------
Outstanding at December 31                         190,638          193,032
Granted                                                  -                -
Exercised                                           14,028            1,134
Cancelled                                                -                -
                                             -------------    -------------
Outstanding at September 30                        176,610          191,898
                                             =============    =============

                                             Three Months Ended September 30,
                                             --------------------------------
                                                     2006             2005
                                             -------------    -------------
Outstanding at June 30                             181,650          193,032
Granted                                                  -                -
Exercised                                            5,040            1,134
Cancelled                                                -                -
                                             -------------    -------------
Outstanding at September 30                        176,610          191,898
                                             =============    =============
At September 30, 2006, 176,610 warrants were exercisable.

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

In September 2006 we declared a five percent stock dividend on the Company's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect these stock dividends.

                                                                          Nine Months Ended September 30, 2006
                                                                          ------------------------------------
                                                                     Income               Shares             Per Share
                                                                  (Numerator)         (Denominator)            Amount
                                                                  -----------         -------------            ------
Basic earnings per share
   Income available to common shareholders ...............       $   417,295            726,401               $ 0.57
                                                                                                              ======
Effect of dilutive securities
   Stock options and warrants ............................                               11,658
                                                                 -----------            -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions ............................       $   417,295            738,059               $ 0.57
                                                                 ===========            =======               ======

                                                                           Nine Months Ended September 30, 2005
                                                                            ------------------------------------
                                                                     Income               Shares             Per Share
                                                                  (Numerator)         (Denominator)            Amount
                                                                  -----------         -------------            ------
Basic earnings per share
   Income available to common shareholders ...............          $ 339,193            726,361               $ 0.47
                                                                                                               ======
Effect of dilutive securities
   Stock options and warrants ............................                                12,289
                                                                    ---------            -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions ............................          $ 339,193            738,650               $ 0.46
                                                                    =========            =======               ======

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share - continued

                                                                          Three Months Ended September 30, 2006
                                                                          -------------------------------------
                                                                      Income              Shares             Per Share
                                                                  (Numerator)         (Denominator)             Amount
                                                                  -----------         -------------             ------
Basic earnings per share
   Income available to common shareholders .....................   $  121,772             735,217               $  0.17
                                                                                                                =======
Effect of dilutive securities
   Stock options and warrants ..................................                           16,853
                                                                   ----------             -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions ..................................   $  121,772             752,070               $  0.16
                                                                   ==========             =======               =======

                                                                          Three Months Ended September 30, 2005
                                                                          -------------------------------------
                                                                     Income              Shares             Per Share
                                                                  (Numerator)         (Denominator)           Amount
                                                                  -----------         -------------           ------
Basic earnings per share
   Income available to common shareholders .....................   $  139,597             726,756            $ 0.19
                                                                                                             ======
Effect of dilutive securities
   Stock options and warrants ..................................                           14,512
                                                                   ----------             -------
Diluted earnings per share
   Income available to common shareholders
     plus assumed conversions ..................................   $  139,597             741,268            $ 0.19
                                                                   ==========             =======            ======

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2006 and 2005:

                                                                                  Nine Months Ended September 30, 2006
                                                                                  ------------------------------------
                                                                            Pre-tax           (Expense)        Net-of-tax
                                                                             Amount             Benefit          Amount
                                                                             ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ......   $       41,235      $     (15,257)    $     25,978
   Plus: reclassification adjustment for gains (losses)
   realized in net income ...........................................                -                 -                 -
                                                                        --------------      -------------     ------------
   Net unrealized gains (losses) on securities ......................           41,235            (15,257)          25,978
                                                                        --------------      --------------    ------------
Other comprehensive income (loss) ...................................   $       41,235      $     (15,257)    $     25,978
                                                                        ==============      ==============    ============

                            REGIONAL BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Comprehensive Income - continued

                                                                                   Nine Months Ended September 30, 2005
                                                                                   ------------------------------------
                                                                              Pre-tax           (Expense)      Net-of-tax
                                                                               Amount             Benefit          Amount
                                                                               ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ......   $      (44,551)     $      16,484     $    (28,067)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ...........................................                -                  -                -
                                                                        --------------      -------------     ------------
   Net unrealized gains (losses) on securities ......................          (44,551)            16,484          (28,067)
                                                                        --------------      -------------     ------------
Other comprehensive income (loss) ...................................   $      (44,551)     $      16,484     $    (28,067)
                                                                        ==============      =============     ============
                                                                                    Three Months Ended September 30, 2006
                                                                                    -------------------------------------
                                                                              Pre-tax           (Expense)      Net-of-tax
                                                                               Amount             Benefit          Amount
                                                                               ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ......   $       78,230      $     (28,945)    $     49,285
   Plus: reclassification adjustment for gains (losses)
   realized in net income ...........................................                -                  -                -
                                                                        --------------      -------------     ------------
   Net unrealized gains (losses) on securities ......................           78,230            (28,945)          49,285
                                                                        --------------      --------------    ------------
Other comprehensive income (loss) ...................................   $       78,230      $     (28,945)    $     49,285
                                                                        ==============      ==============    ============
                                                                                    Three Months Ended September 30, 2005
                                                                                    -------------------------------------
                                                                              Pre-tax           (Expense)      Net-of-tax
                                                                               Amount             Benefit          Amount
                                                                               ------             -------          ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ......   $       (3,666)     $       1,356     $     (2,310)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ...........................................                -                  -                -
                                                                        --------------      -------------     ------------
   Net unrealized gains (losses) on securities ......................           (3,666)             1,356           (2,310)
                                                                        ---------------     -------------     -------------
Other comprehensive income (loss) ...................................   $       (3,666)     $       1,356     $     (2,310)
                                                                        ===============     =============     =============

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

The Debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after September 15, 2011. Prior to that date, the Debentures are redeemable at par plus a premium of up to 3.14% of par upon the occurrence of certain events that would have a negative tax effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of trust preferred securities and common securities. The Trust's obligations under the trust preferred securities are unconditionally guaranteed by the Company.

                            REGIONAL BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2006 compared to December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005. This discussion should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                            REGIONAL BANKSHARES, INC.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2006, net interest income increased $106,180, or 4.58%, to $2,424,859 as compared to $2,318,679 for the same period in 2005. Interest income from loans, including fees, increased $650,427, or 21.53%, from the nine months ended September 30, 2005 to the comparable period in 2006, as we continued to experience growth in our loan portfolio and as a result of rising rates. Interest expense for the nine months ended September 30, 2006 was $1,518,613 as compared to $958,323 for the same period in 2005. The increase in interest expense was due to rising interest rates and a change in the bank's deposit mix to include more certificates of deposit. The net interest margin realized on earning assets was decreased from 4.74% for the nine months ended September 30, 2005 to 4.68% for the same period in 2006. The interest rate spread decreased from 4.44% at September 30, 2005 to 4.29% at September 30, 2006.

For the quarter ended September 30, 2006, net interest income totaled $802,240, an increase of $11,569, or 1.46%, when compared to the same quarter ended
September 30, 2005. Interest income from loans, including fees, totaled $1,289,813 during the quarter ended September 30, 2006, as compared to $1,052,265 during the comparable period in 2005. These increases in interest income also resulted from growth in the amount of earning assets as well as supporting liabilities coupled with the effects of a higher interest rate environment. Interest expense on deposit accounts was $512,347 for the quarter ended September 30, 2006, as compared to $281,705 for the same period in 2005. The net interest margin realized on earning assets was 4.41% for the quarter ended September 30, 2006, as compared to 4.76% during the same period in 2005. The interest rate spread was 4.01% for the quarter ended September 30, 2006, as compared to 4.42% for the quarter ended September 30, 2005.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the nine months ended September 30, 2006, the provision charged to expense was $111,000, as compared to $84,000 in the same period a year earlier. For the quarter ended September 30, 2006, the provision charged to expense was $39,000, as compared to $24,000 for the same period in 2005. The allowance represented 1.14% and 1.16% of gross loans at September 30, 2006 and 2005, respectively. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                            REGIONAL BANKSHARES, INC.

Noninterest Income

Noninterest income during the nine months ended September 30, 2006 was $559,314, an increase of $157,174 from $402,140 during the comparable period in 2005. Service charges totaled $343,147 for the nine months ended September 30, 2006 as compared to $265,041 in the same period in 2005. This increase is a result of the introduction of our Bounce Protection product in September 2005. Residential mortgage origination fees decreased $18,872 as compared to the nine months ended September 30, 2005. This decrease is attributable to a continued decline in residential refinancing activity. Brokerage fee commissions increased from $44,311 for the nine months ended September 30, 2005 to $68,847 for the nine months ended September 30, 2006. The increase is attributable to a change in personnel in the brokerage area.


For the quarter ended September 30, 2006, noninterest income was $203,080, an increase of $49,550, or 32.27% from the same period ended September 30, 2005. The largest component of noninterest income was service charges on deposit accounts, which totaled $125,710 for the quarter ended September 30, 2006, as compared to $103,177 for the quarter ended September 30, 2005. Residential mortgage origination fees were $8,229 for the quarter ended September 30, 2006 as compared with $16,992 for the 2005 quarter. This decline from the previous year is due to a decline in residential refinancing. Income from brokerage fee commissions totaled $30,148 for the quarter ended September 30, 2006, an increase from $12,969 for the quarter ended September 30, 2005.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2006 was $2,210,570, which was 5.34% higher than the $2,098,419 for the nine months ended September 30, 2005. The largest category, salaries and employee benefits, increased from $1,070,635 for the nine months ended September 30, 2005 to $1,116,490 for the nine months ended September 30, 2006. The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank. Net occupancy expense increased from $146,769 to $156,247 for the nine months ended September 30, 2006. There was also an increase of $6,638 in furniture and fixtures expense when compared to the previous year.


For the quarter ended September 30, 2006, noninterest expense increased $74,184, or 10.62% as compared to the same period ended September 30, 2005. The largest category, salaries and employee benefits, increased from $357,029 for the quarter ended September 30, 2005 to $386,973 for the quarter ended September 30, 2006.

Income Taxes

The income tax expense for the nine months ended September 30, 2006 was $245,308, an increase of $46,101 or 23.14% as compared to the same period ended September 30, 2005. This is the result of an increase in income before taxes. The effective tax rate was 37% for the nine months ended September 30, 2006 and 2005 and the quarters ended September 30, 2006 and 2005.


Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2006 of $417,295 as compared to net income of $339,193 for the same period in 2005. For the quarter ended September 30, 2006, net income was $121,772, as compared to net income of $139,597 for the same period in 2005.

                            REGIONAL BANKSHARES, INC.

Financial Condition

Assets and Liabilities

During the first nine  months of 2006,  total  assets  increased  $9,312,102  or
13.10%,  when  compared to December 31, 2005.  Loans  increased  $4,216,284,  or
7.20%, during the first nine months of 2006. Total deposits increased $5,605,328, or 9.55%, from $58,697,895 at December 31, 2005 to $64,303,223 at
September 30, 2006. Other time deposits increased $6,922,319, or 33.83%, during the first nine months of 2006. Savings deposits decreased $1,592,493 during the first nine months of 2006. On April 18, 2006, the Company sponsored the creation of a Connecticut statutory trust, Regional Statutory Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On April 20, 2006, the Trust issued $3,000,000 in floating rate trust preferred securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $3,093,000 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. Most of the proceeds of the Debentures were used to increase the capital of the Bank.

Investment Securities

Investment securities increased slightly from $6,078,990 at December 31, 2005 to $6,088,969 at September 30, 2006. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2006.

Loans

We continued our trend of loan growth during the first nine months of 2006. The increase in loans was attributable to the Bank's marketing efforts as well as growth in the Bank's market areas. Net loans increased $4,179,374, or 7.22%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - construction loans which increased 56.10%, or $4,888,553, from December 31, 2005 to September 30, 2006. Balances within the major loans receivable categories as of September 30, 2006 and December 31, 2005 are as follows:

                                            September 30,          December 31,
                                                 2006                 2005
                                            --------------       --------------
     Real estate - construction ..........  $   13,602,453       $    8,713,900
     Real estate - mortgage ..............      37,823,320           38,120,003
     Commercial and industrial ...........       5,476,592            6,051,194
     Consumer and other ..................       5,900,048            5,701,032
                                            --------------       --------------
                                            $   62,802,413       $   58,586,129
                                            ==============       ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                       September 30,          December 31,
                                                                                             2006                 2005
                                                                                       --------------       --------------
     Loans: Nonaccrual loans ........................................................  $   306,146            $    7,758
     Accruing loans more than 90 days past due ......................................  $     5,463            $      520
     Loans identified by the internal review mechanism:
       Criticized ...................................................................  $   843,112            $  368,357
       Classified ...................................................................  $       350            $    8,989

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

                            REGIONAL BANKSHARES, INC.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                            2006              2005
                                                                                            ----              ----
     Balance, January 1, .........................................................     $   681,238       $   589,765
     Provisions for loan losses for the period ...................................         111,000            84,000
     Net loans (charged-off) recovered for the period ............................         (74,090)          (23,472)
                                                                                       ------------      -----------
     Balance, end of period ......................................................     $   718,148       $   650,293
                                                                                       ===========       ===========
     Gross loans outstanding, end of period ......................................     $62,802,413       $56,205,697

     Allowance for loan losses to loans outstanding ..............................           1.14%             1.16%

Deposits

During the first nine months of 2006, total deposits increased by $5,605,328, or 9.56% from December 31, 2005. This increase was due to the normal growth of the Bank. The largest increase was in other time deposits, which increased $6,922,319, or 33.83% from December 31, 2005. The increase was attributable to the opening of new accounts during the period as well as current customers moving funds from noninterest bearing and savings accounts into higher yielding time deposits. Expressed in percentages, noninterest bearing deposits decreased 8.95% and interest bearing deposits increased 13.14%.

Balances within the major deposit categories as of September 30, 2006 and December 31, 2005 are as follows:

                                                                                       September 30,          December 31,
                                                                                            2006                 2005
                                                                                       --------------       --------------
     Noninterest-bearing demand deposits ..........................................    $    8,697,346       $    9,551,816
     Interest-bearing demand deposits .............................................         7,645,154            7,519,826
     Savings deposits .............................................................        13,491,413           15,083,906
     Time deposits $100,000 and over ..............................................         7,081,997            6,077,353
     Other time deposits ..........................................................        27,387,313           20,464,994
                                                                                       --------------       --------------
                                                                                       $   64,303,223       $   58,697,895
                                                                                       ==============       ==============

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

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposit accounts. The level of liquidity is measured by the loans-to-total borrowed funds (which includes deposits) ratio, which was 89.01% at September 30, 2006 and 90.07% at December 31, 2005.

Securities available-for-sale, which totaled $6,088,969 at September 30, 2006, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2006, unused lines of credit totaled $4,500,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $8,042,000 as of September 30, 2006. As of September 30, 2006, we have $6,250,000 in borrowings against this line.

                            REGIONAL BANKSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2006, the Bank had issued commitments to extend credit of $8,415,615 and $45,000 in standby letters of credit. Approximately $7,171,396 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

                                                                    After One   After Three
                                                       Within        Through     Through                     Greater
                                                         One          Three       Twelve        Within         Than
                                                        Month        Months       Months       One Year      One Year        Total
                                                        -----        ------       ------       --------      --------        -----
Unused commitments to extend credit ............    $      994    $  120,440    $2,192,265    $2,313,699    $6,101,916    $8,415,615
Standby letters of credit ......................             -        35,000        10,000        45,000             -        45,000
                                                    ----------    ----------    ----------    ----------    ----------    ----------
     Total .....................................    $      994    $  155,440    $2,202,265    $2,358,699    $6,101,916    $8,460,615
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

                            REGIONAL BANKSHARES, INC.

Capital Resources

Total shareholders' equity increased from $5,587,582 at December 31, 2005 to $6,142,144 at September 30, 2006. The increase is due to net income for the period of $417,295, a negative change in the fair value of securities available-for-sale of $25,978, and the exercise of warrants for $111,289.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. The Company's Tier 1 capital consists of the same components as the Bank's plus the amount of the preferred securities issued by Regional Statutory Trust I subject to certain limitations. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2006 as well as the ratios to be considered "well capitalized." The Company also exceeded all of its regulatory capital requirements at September 30, 2006.

The following table summarizes the Bank's risk-based capital at September 30, 2006:

     Shareholders' equity .....................................   $   9,096,873
       Less: intangibles ......................................               -
                                                                   ------------
       Tier 1 capital .........................................       9,096,873
       Plus: allowance for loan losses (1) ....................         718,148
                                                                  -------------
       Total capital ..........................................   $   9,815,020
                                                                  =============
       Risk-weighted assets ...................................   $  70,872,048
                                                                  =============
     Risk-based capital ratios
       Tier 1 capital (to risk-weighted assets) ...............          12.84%
       Total capital (to risk-weighted assets) ................          13.85%
       Tier 1 capital (to total average assets) ...............          11.94%

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

                            REGIONAL BANKSHARES, INC.

PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

On July 7, 2006 the Company issued 4,800 shares of the Company's common stock to a director upon the exercise of stock warrants for an aggregate price of $39,984. Issuance of the shares was not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof because no public offering was involved.


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



Date: November 10, 2006                       /s/ CURTIS A. TYNER
      ------------------                      ---------------------------------
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