Form 10QSB
period 2007-03-31
REGIONAL BANKSHARES INC
filed 2007-05-14
CIK 1135513

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to

Commission File Number 000-32493

REGIONAL BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-1108717
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

206 South Fifth Street

Hartsville, SC 29551

(Address of principal executive
offices, including zip code)

(843) 383-4333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act)  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

743,621 shares of common stock, $1.00 par value as of April 30, 2007

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

REGIONAL BANKSHARES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

REGIONAL BANKSHARES, INC.

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,935,037	$2,162,024
Federal funds sold	4,600,971	2,243,872

Total cash and cash equivalents	7,536,008	4,405,896

Investment securities:
Securities available-for-sale	6,119,475	6,191,346
Nonmarketable equity securities	511,892	507,892

Total investment securities	6,631,367	6,699,238

Loans receivable	66,646,964	64,058,193
Less allowance for loan losses	(741,945)	(744,999)

Loans receivable, net	65,905,019	63,313,194

Premises, furniture and equipment, net	5,083,576	4,681,756
Accrued interest receivable	365,098	485,846
Cash surrender value of life insurance	1,312,906	1,298,468
Other assets	680,637	479,288

Total assets	$87,514,611	$81,363,686

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$8,628,715	$9,058,501
Interest-bearing transaction accounts	7,110,299	7,765,473
Savings	15,821,088	11,146,156
Time deposits $100,000 and over	10,467,145	8,735,011
Other time deposits	28,694,875	28,047,110

Total deposits	70,722,122	64,752,251

Junior subordinated debenture	3,093,000	3,093,000
Advances from Federal Home Loan Bank	6,530,000	6,530,000
Accrued interest payable	409,124	360,996
Other liabilities	445,272	377,890

Total liabilities	81,199,518	75,114,137

Shareholders’ Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized, 743,621 shares issued and outstanding at March 31, 2007 and December 31, 2006	743,621	743,621
Capital surplus	5,359,674	5,359,674
Retained earnings	229,605	176,832
Accumulated other comprehensive loss, net of tax	(17,807)	(30,578)

Total shareholders’ equity	6,315,093	6,249,549

Total liabilities and shareholders’ equity	$87,514,611	$81,363,686

See notes to condensed consolidated financial statments.

REGIONAL BANKSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans, including fees	$1,357,726	$1,132,800
Investment securities
Taxable	63,503	50,480
Nonmarketable equity securities	8,126	3,297
Federal funds sold	37,054	30,353

Total	1,466,409	1,216,930

Interest expense:
Time deposits $100,000 and over	121,291	53,846
Other deposits	421,420	296,906
Other interest expense	139,902	75,619

Total	682,613	426,371

Net interest income	783,796	790,559
Provision for loan losses	20,000	36,000

Net interest income after provision for loan losses	763,796	754,559

Other income:
Service charges on deposit accounts	111,360	111,437
Residential mortgage origination fees	4,990	6,666
Brokerage fee commissions	21,801	18,458
Credit life insurance commissions	1,496	932
Other income	40,083	36,144

Total	179,730	173,637

Noninterest expense:
Salaries and employee benefits	454,292	357,120
Net occupancy expense	95,691	52,560
Furniture and fixture expense	48,740	48,435
Other operating expenses	261,037	239,481

Total	859,760	697,596

Income before income taxes	83,766	230,600
Income tax expense	30,993	85,322

Net income	$52,773	$145,278

Earnings per share(1)
Weighted average shares outstanding	743,621	728,078

Basic earnings per share	$0.07	$0.20

Diluted earnings per share	$0.07	$0.19

(1) Weighted average shares outstanding and earnings per share have been adjusted to reflect the 5% stock dividend issued on September 15, 2006.

See notes to condensed consolidated financial statments.

REGIONAL BANKSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the three months ended March 31, 2007 and 2006

(Unaudited)

					Accumulated
				Retained	Other
	Common Stock		Capital	Earnings	Comprehensive
	Shares	Amount	Surplus	(Deficit)	Income (Loss)	Total

Balance, December 31, 2005	692,759	$692,759	$5,021,124	$(53,734)	$(72,567)	$5,587,582

Net income for the period				145,278		145,278

Other comprehensive loss, net of tax benefit of $3,777					(6,431)	(6,431)

Comprehensive income						38,847

Exercise of stock warrants	2,920	2,920	21,404			24,324

Balance, March 31, 2006	695,679	$695,679	$5,042,528	$91,544	$(78,998)	$5,750,753

Balance, December 31, 2006	743,621	$743,621	$5,359,674	$176,832	$(30,578)	$6,249,549

Net income for the period				52,773		52,773

Other comprehensive income, net of tax expense of $7,500					12,771	12,771

Comprehensive income						65,544

Balance, March 31, 2007	743,621	$743,621	$5,359,674	$229,605	$(17,807)	$6,315,093

See notes to condensed consolidated financial statements.

REGIONAL BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$52,773	$145,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,664	52,795
Provision for possible loan losses	20,000	36,000
Accretion and premium amortization	943	3,835
Deferred income tax provision	(214,353)	(101,353)
Decrease in interest receivable	120,748	105,653
Increase (decrease) in interest payable	48,128	(23,374)
Increase in cash surrender value of life insurance	(14,438)	—
Decrease (increase) in other assets	5,504	(36,617)
Increase in other liabilities	67,383	42,900

Net cash provided by operating activities	164,352	225,117

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(4,000)	(24,100)
Calls and maturities of securities available-for-sale	591,198	1,069,402
Purchase of securities available-for-sale	(500,000)	(1,059,082)
Net increase in loans made to customers	(2,611,825)	1,002,927
Purchases of premises and equipment	(479,484)	(75,890)
Purchase of bank owned life insurance	—	(1,250,000)

Net cash used by investing activities	(3,004,111)	(336,743)

Cash flows from financing activities:
Net incrase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	3,589,972	(1,986,148)
Net increase in certificates of deposit and other time deposits	2,379,899	3,452,251
Advances from Federal Home Loan Bank	—	6,750,000
Repayment of advances from Federal Home Loan Bank	—	(6,250,000)
Repayment of note payable	—	(50,000)
Repayment of fed funds purchased	—	(50,000)
Proceeds from exercise of stock warrants	—	24,324

Net cash provided by financing activities	5,969,871	1,890,427

Net increase in cash and cash equivalents	3,130,112	1,778,801

Cash and cash equivalents, beginning	4,405,896	2,646,772

Cash and cash equivalents, ending	$7,536,008	$4,425,573

Cash paid during the period for:
Income taxes	$138,646	$134,032

Interest	$634,485	$449,745

REGIONAL BANKSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB.  The financial statement, as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact  the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

In September, 2006 the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”.  EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 - Stock-Based Compensation

On May 10, 2001, the shareholders approved the Regional Bankshares, Inc. “2001 Stock Option Plan” (the Plan).  The Plan provides for grants of “Incentive Stock Options,” within the meaning of section 422 of the Internal Revenue Code and “Non-qualified Stock Options” that do not so qualify.  The Plan provides for the issuance of up to 60,000 shares of the Company’s common stock to officers and key employees.  Options may be granted for a term of up to ten years from the effective date of grant.  Options become exercisable ratably over three years after being granted.  The Board of Directors will determine the per-share exercise price, but for incentive stock options the price will not be less than 100% of the fair value of a share of common stock on the date the option is granted.  As of March 31, 2007, the Company had 48,000 shares reserved for issuance upon exercise of options under the Plan.

A summary of the plan and changes during reporting periods are presented below (all share and per share data has been adjusted to reflect a 5% stock dividend issued on September 15, 2006):

	Three Months Ended March 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31	10,543	$10.31	12,600	$10.31
Granted	—		—
Exercised	—		—
Cancelled	—		—

Outstanding at March 31	10,543	10.31	12,600	10.31

In connection with the Company’s initial public stock sale, each of the twelve organizers received 6,000 stock warrants which gives them the right to purchase 6,000 shares of the Company’s common stock at a price of $8.33 per share.  The warrants vested equally over a three-year period beginning September 15, 2000 and expire on September 15, 2010 or ninety days after the warrant holder ceases to serve as a member of the Board of Directors.  On November 18, 2004 the eleven organizers who were still serving on the Board of Directors, were granted additional warrants which give them the right to purchase an additional 132,000 shares of the Company’s common stock at a price of $11.25 per share.  The warrants became fully vested on August 18, 2005.

A summary of the status of the Company’s stock warrants and changes during the reporting periods are presented below (all shares have been adjusted to reflect a 5% stock dividend issued September 15, 2006):

	Three Months Ended March 31,
	2007	2006
Outstanding at December 31	176,442	190,638
Granted	—	—
Exercised	—	3,066
Cancelled	—	—

Outstanding at March 31	176,442	187,572

Note 4 - Earnings Per Share

On September 15, 2006 the Company issued a 5% stock dividend payable to shareholders of record on August 31, 2006.  All share and per-share data for 2006 have been adjusted to reflect the dividend.

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months Ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$52,773	743,621	$0.07

Effect of dilutive securities
Stock options and warrants	—	32,447

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$52,773	$776,068	0.07

	Three months Ended March 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common shareholders	$145,278	728,078	$0.20

Effect of dilutive securities
Stock options and warrants	—	39,644

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$145,278	767,722	$0.19

Note 5 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month period ended March 31, 2007 and 2006:

	Three months Ended March 31, 2007
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$20,271	$(7,500)	$12,771

Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	20,271	(7,500)	12,771

Other comprehensive income (loss)	$20,271	$(7,500)	$12,771

	Three months Ended March 31, 2006
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(10,208)	$3,777	$(6,431)

Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	(10,208)	3,777	(6,431)

Other comprehensive income (loss)	$(10,208)	$3,777	$(6,431)

Accumulated other comprehensive income consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

The following is a discussion of our financial condition as of March 31, 2007 compared to December 31, 2006, and the results of operations for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.  This discussion should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws.  All statements that are not historical facts are “forward-looking statements.”  You can identify these forward-looking statements through our use of words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “project,” “continue,” or other similar words.  Forward-looking statements include, but are not limited to, statements regarding our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a relatively new company with a limited operating history.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

•      significant increases in competitive pressure in the banking and financial services industries;

•      changes in the interest rate environment which could reduce anticipated or actual margins;

•      changes in political conditions or the legislative or regulatory environment;

•      general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•      changes occurring in business conditions and inflation;

•      changes in technology;

•      changes in deposits flows;

•      changes in monetary and tax policies;

•      the level of allowance for loan loss;

•      the rate of delinquencies and amounts of charge-offs;

•      adverse changes in asset quality and resulting credit risk-related losses and expenses;

•      loss of consumer confidence and economic disruptions resulting from terrorist activities;

•      changes in the securities markets; and

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2007, net interest income decreased $6,763, or 0.86%, to $783,796 as compared to $790,559 for the same period in 2006.  Interest income from loans, including fees, increased $224,926, or 19.86%, from the three months ended March 31, 2006 to the comparable period in 2007, as we continued to experience growth in our loan portfolio and rising interest rates. Interest expense for the three months ended March 31, 2007 was $682,613 as compared to $426,371 for the same period in 2006. The increase in interest expense was due to rising interest rates, a change in the bank’s deposit mix to include more certificates of deposit.  The net interest margin realized on earning assets decreased from 4.79% for the three months ended March 31, 2006 to 4.23% for the same period in 2007.  The interest rate spread decreased from 4.42% at March 31, 2006 to 3.86% at March 31, 2007.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio.  For the three months ended March 31, 2007, the provision charged to expense was $20,000, as compared to $36,000 in the same period a year earlier. The allowance represented 1.11% and 1.25% of gross loans at March 31, 2007 and 2006, respectively. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2007 was $179,730, an increase of $6,093 from $173,637 during the comparable period in 2006.  Service charges totaled $111,360 for the three months ended March 31, 2007 as compared to $111,437 in the same period in 2006.  Residential mortgage origination fees decreased $1,676 as compared to the three months ended March 31, 2006.  This decrease is attributable to a continued decline in consumer refinancing activity.  Brokerage fee commissions increased from $18,458 for the three months ended March 31, 2006 to $21,801 for the three months ended March 31, 2007.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2007 was $859,760, which was 23.25% higher than the $697,596 for the three months ended March 31, 2006.  The largest category, salaries and employee benefits, increased from $357,120 for the three months ended March 31, 2006 to $454,292 for the three months ended March 31, 2007.  The increase is attributable to normal pay increases and the hiring of additional personnel to staff our Camden branch which opened in November, 2006.    Net occupancy expense increased from $52,560 for the three months ended March 31, 2006 to $95,691 for the three months ended March 31, 2007.  The increase of $43,131, or 82.06% is largely attributable to lease expense and other costs associated with our new Camden facility.

Income Taxes

The income tax expense for the three months ended March 31, 2007 was $30,993, a decrease of $54,329, or 63.68% as compared to the same period ended March 31, 2006.  This is the result of an increase in income before taxes.  The effective tax rate was 37% for the three months ended March 31, 2007 and 2006.

Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2007 of $52,773 as compared to a net income of $145,278 for the same period in 2006.

Financial Condition

Assets and Liabilities

During the first three months of 2007, total assets increased $6,150,925, or 7.56%, to $87,514,611 when compared to December 31, 2006.  Loans increased $2,588,771, or 4.04%, during the first three months of 2007 to $66,646,964. Total deposits increased $5,969,871, or 9.22%, from $64,752,251 at December 31, 2006 to $70,722,122 at March 31, 2007. Savings deposits increased $4,674,932, or 41.94%, to $15,821,088 during the first three months of 2006, due to normal deposit fluctuations for a large customer as well as new deposits from the Camden branch.

Investment Securities

Investment securities decreased slightly from $6,699,238 at December 31, 2006 to $6,631,367 at March 31, 2007.  The decline is attributable to paydowns in the bank’s mortgage back securities.  All of the bank’s marketable investment securities were designated as available-for-sale at March 31, 2007.

Loans

We continued our trend of loan growth during the first three months of 2007.  The increase in loans was attributable to continued growth and the addition of a new loan officer at the main office location.  Net loans increased $2,591,825, or 4.09%, during the period.  As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 9.12%, or $3,418,812, from December 31, 2006 to March 31, 2007.  Balances within the major loans receivable categories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Real estate - construction	$13,530,915	$14,430,612
Real estate - mortgage	40,902,826	37,484,014
Commercial and industrial	5,398,259	5,603,392
Consumer and other	6,814,964	6,540,175

	$66,646,964	$64,058,193

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	March 31,	December 31,
	2007	2006

Loans: Nonaccrual loans	$131,982	$257,279

Accruing loans more than 90 days past due	$2,218	$2,919

Loans identified by the internal review mechanism:
Criticized	$723,680	$368,357

Classified	$350	$8,989

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the bank’s credit position at a future date.  Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the bank will sustain a loss if the deficiencies are not corrected.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

	Three months Ended March 31,
	2007	2006

Balance, January 1,	$744,999	$681,238

Provisions for loan losses for the period	20,000	36,000

Net loans (charged-off) recovered for the period	(23,054)	843

Balance, end of period	$741,945	$718,081

Gross loans outstanding, end of period	$66,646,964	$57,584,045

Allowance for loan losses to loans outstanding	1.11%	1.25%

Deposits

During the first three months of 2007, total deposits increased by $5,969,871, or 9.22% from December 31, 2006.  This increase was due to the continued growth of the bank, specifically in the new Camden market.  The largest increase was in savings deposits, which increased $4,674,932, or 41.94% from December 31, 2006.  The increase was attributable to the normal fluctuation of a large depositor and the opening of new accounts during the period, specifically in the new Camden market.  Expressed in percentages, noninterest bearing deposits decreased 4.74% and interest bearing deposits increased 11.49%.

Balances within the major deposit categories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Noninterest-bearing demand deposits	$8,628,715	$9,058,501

Interest-bearing demand deposits	7,110,299	7,765,473

Savings deposits	15,821,088	11,146,156

Time deposits $100,000 and over	10,467,145	8,735,011

Other time deposits	28,694,875	28,047,110

	$70,722,122	$64,752,251

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 86.27% at March 31, 2007 and 89.87% at December 31, 2006.

Securities available-for-sale, which totaled $6,119,475 at March 31, 2007, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At March 31, 2007, unused lines of credit totaled $7,500,000.  We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the bank’s total assets, which gave us the ability to borrow up to $8,751,000 as of March 31, 2007.  As of March 31, 2007, we have $6,530,000 in borrowings against this line.

Off-Balance Sheet Risk

Through its operations, the bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At March 31, 2007, the Bank had issued commitments to extend credit of $13,238,963 and $20,000 in standby letters of credit.  Approximately $10,664,118 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$45,672	$1,144,945	$3,529,177	$4,719,794	$8,519,169	$13,238,963
Standby letters of credit	—	10,000	10,000	20,000	—	20,000

Total	$45,672	$1,154,945	$3,539,177	$4,739,794	$8,519,169	$13,258,963

Based on historical experience, many of the commitments will expire not fully funded.  Accordingly, the amounts shown in the table above do not necessarily reflect the bank’s need for funds in the periods shown.

The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portions of our 2006 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders’ equity increased from $6,249,549 at December 31, 2006 to $6,315,093 at March 31, 2007.  The increase is due to net income for the period of $52,773, and a positive change in the fair value of securities available-for-sale of $12,771.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%.  Under the risk-based standard, capital is classified into two tiers. The bank’s Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets.  The bank’s Tier 2 capital consists of the general reserve for loan losses subject to certain limitations.  An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  The bank is still subject to the minimum capital requirements, which for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  The bank exceeded its minimum regulatory capital ratios as of March 31, 2007 as well as the ratios to be considered “well capitalized.”

The following table summarizes the Bank’s risk-based capital at March 31, 2007:

Shareholders’ equity	$9,290,574
Less: intangibles	—

Tier 1 capital	9,290,574

Plus: allowance for loan losses (1)	741,945

Total capital	$10,032,519

Risk-weighted assets	$76,898,875

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	12.07%

Total capital (to risk-weighted assets)	13.03%

Tier 1 capital (to total average assets)	11.15%

(1) Limited to 1.25% of risk-weighted assets

Item 3. Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

The company distributed a letter to its shareholders on or about April 6, 2007 regarding the company’s intent to engage in a transaction to terminate its SEC registration through a plan of reorganization.  The company plans to submit proxy materials regarding the plan of reorganization to its shareholders for approval at a special meeting of shareholders.  For more information with respect to the proposed deregistration transaction, please see Form 8-K (File No. 000-32493) filed on April 6, 2007 with the SEC.

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

Date:	May 14, 2007	/s/ CURTIS A. TYNER
Curtis A. Tyner, President,
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

31

Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.