Form 10QSB
period 2007-06-30
REGIONAL BANKSHARES INC
filed 2007-08-10
CIK 1135513

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

744,671 shares of common stock, $1.00 par value as of July 31, 2007

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

REGIONAL BANKSHARES, INC.

REGIONAL BANKSHARES, INC.

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,703,892	$2,162,024
Federal funds sold	6,851,480	2,243,872
Total cash and cash equivalents	9,555,372	4,405,896
Investment securities:
Securities available-for-sale	5,914,107	6,191,346
Nonmarketable equity securities	408,392	507,892
Total investment securities	6,322,499	6,699,238
Loans receivable	68,118,218	64,058,193
Less allowance for loan losses	(740,839)	(744,999)
Loans receivable, net	67,377,379	63,313,194
Premises, furniture and equipment, net	5,311,995	4,681,756
Accrued interest receivable	376,956	485,846
Cash surrender value of life insurance	1,327,344	1,298,468
Other assets	727,434	479,288
Total assets	$90,998,979	$81,363,686

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$9,770,311	$9,058,501
Interest-bearing transaction accounts	9,523,755	7,765,473
Savings	16,265,430	11,146,156
Time deposits $100,000 and over	10,826,432	8,735,011
Other time deposits	30,104,164	28,047,110
Total deposits	76,490,092	64,752,251
Junior Subordinated Debenture	3,093,000	3,093,000
Advances from Federal Home Loan Bank	4,250,000	6,530,000
Accrued interest payable	363,803	360,996
Other liabilities	483,698	377,890
Total liabilities	84,680,593	75,114,137

Shareholders’ Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized, 744,671 and 743,621 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	744,671	743,621
Capital surplus	5,366,950	5,359,674
Retained earnings	279,806	176,832
Accumulated other comprehensive income (loss)	(73,041)	(30,578)
Total shareholders’ equity	6,318,386	6,249,549
Total liabilities and shareholders’ equity	$90,998,979	$81,363,686

See notes to condensed consolidated financial statements.

REGIONAL BANKSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$2,744,367	$2,381,836	$1,386,641	$1,249,036
Investment securities
Taxable	128,561	106,203	65,058	55,723
Nonmarketable equity securities	16,285	14,543	8,159	11,246
Federal funds sold	124,844	54,205	87,790	23,851
Total	3,014,057	2,556,787	1,547,648	1,339,856

Interest expense:
Time deposits $100,000 and over	255,740	108,406	134,449	54,560
Other deposits	887,434	633,770	466,014	336,864
Other interest expense	272,256	191,993	132,354	116,374
Total	1,415,430	934,169	732,817	507,798
Net interest income	1,598,627	1,622,618	814,831	832,058
Provision for loan losses	40,000	72,000	20,000	36,000

Net interest income after provision for loan losses	1,558,627	1,550,618	794,831	796,058

Other income:
Service charges on deposit accounts	235,590	217,438	124,230	106,001
Residential mortgage origination fees	13,259	18,905	8,268	12,239
Brokerage fee commissions	48,972	38,698	27,171	20,240
Credit life insurance commissions	2,079	2,369	584	1,437
Other income	82,093	78,824	42,011	42,680
Total	381,993	356,234	202,264	182,597

Other expense:
Salaries and employee benefits	922,650	729,518	468,359	372,398
Net occupancy expense	175,359	104,398	79,667	51,838
Furniture and fixture expense	105,262	94,785	56,523	46,350
Other operating expenses	573,898	509,067	312,862	269,585
Total	1,777,169	1,437,768	917,411	740,171

Income before income taxes	163,451	469,084	79,684	238,484
Income tax expense	60,477	173,561	29,483	88,239
Net income	$102,974	$295,523	$50,201	$150,245

Earnings per share
Average shares outstanding	743,691	688,796	743,759	687,664

Net income - basic	$0.14	$0.40	$0.07	$0.20

Net income - diluted	$0.13	$0.39	$0.06	$0.19

See notes to condensed consolidated financial statements.

REGIONAL BANKSHARES, INC.

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the six months ended June 30, 2007 and 2006

(Unaudited)

					Accumulated
				Retained	Other
	Common Stock		Capital	Earnings	Comprehensive
	Shares	Amount	Surplus	(Deficit)	Income (loss)	Total
Balance, December 31, 2005	692,759	$692,759	$5,021,124	$(53,734)	$(72,567)	$5,587,582

Net income for the period				295,523		295,523

Other comprehensive loss,net of tax benefit of $13,688					(23,307)	(23,307)

Comprehensive income						272,216

Warrants exercised at $8.33 per share	8,560	8,560	62,745			71,305

Balance, June 30, 2006	701,319	$701,319	$5,083,869	$241,789	$(95,874)	$5,931,103

Balance, December 31, 2006	743,621	$743,621	$5,359,674	$176,832	$(30,578)	$6,249,549

Net income for the period				102,974		102,974

Other comprehensive loss, net of tax benefit of $24,939					(42,463)	(42,463)

Comprehensive income						60,511

Warrants exercised at $7.93 per share	1,050	1,050	7,276			8,326

Balance, June 30, 2007	744,671	$744,671	$5,366,950	$279,806	$(73,041)	$6,318,386

See notes to condensed consolidated financial statements.

REGIONAL BANKSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$102,974	$295,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,456	73,446
Provision for possible loan losses	40,000	72,000
Accretion and premium amortization	1,841	4,833
Deferred income tax provision	(168,527)	(90,807)
Increase in interest receivable	108,890	185,965
Increase (decrease) in interest payable	2,807	(6,513)
Increase in other assets	(54,680)	(67,623)
Increase (decrease) in other liabilities	105,808	87,002
Increase in cash surrender value of bank owned life insurance	(28,876)	—
Increase in gain on sale/paydown of securities	847	1,783
Net cash provided by operating activities	302,540	555,609

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,000,000)	(1,559,082)
Maturities of securities available-for-sale	1,207,149	1,681,323
Purchase of nonmarketable equity securities	—	(60,100)
Sale of nonmarketable equity securities	99,500	—
Net increase in loans made to customers	(4,104,185)	(4,323,627)
Purchases of premises and equipment	(821,695)	(237,063)
Investment in trust	—	(93,000)
Purchase of bank owned life insurance	—	(1,250,000)
Net cash used by investing activities	(4,619,231)	(5,841,549)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	7,589,366	(3,104,942)
Net increase in certificates of deposit and other time deposits	4,148,475	4,780,576
Increase in Junior Subordinated Debenture	—	3,093,000
Advances from Federal Home Loan Bank	—	7,550,000
Repayments of Federal Home Loan Bank Advances	(2,280,000)	(6,400,000)
Increase in Federal Funds Purchased	—	561,000
Repayments of Note Payable	—	(1,050,000)
Proceeds from exercise of options	—	71,305
Proceeds from exercise of warrants	8,326	—
Net cash provided by financing activities	9,466,167	5,500,939

Net inrease in cash and cash equivalents	5,149,476	214,999

Cash and cash equivalents, beginning	4,405,896	2,646,772

Cash and cash equivalents, ending	$9,555,372	$2,861,771

Cash paid during the period for:
Income taxes	$152,046	$170,368
Interest	$1,412,623	$940,682

See notes to condensed consolidated financial statements.

REGIONAL BANKSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB.  The financial statements, as of June 30, 2007 and for the interim periods ended June 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in Regional Bankshares, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”.  EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

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

Note 3 - Stock-Based Compensation

On May 10, 2001, the shareholders approved the Regional Bankshares, Inc. “2001 Stock Option Plan” (the Plan).  The Plan provides for grants of “Incentive Stock Options,” within the meaning of section 422 of the Internal Revenue Code and “Non-qualified Stock Options” that do not so qualify.  The Plan provides for the issuance of up to 60,000 shares of the Company’s common stock to officers and key employees.  Options may be granted for a term of up to ten years from the effective date of grant.  Options become exercisable ratably over three years after being granted.  The Board of Directors will determine the per-share exercise price, but for incentive stock options the price will not be less than 100% of the fair value of a share of common stock on the date the option is granted.  As of June 30, 2007, the Company had 48,000 shares reserved for issuance upon exercise of options under the Plan.

A summary of the plan and changes during reporting periods are presented below (all share and per share data has been adjusted to reflect a 5% stock dividend issued on September 15, 2006):

	Six Months Ended June 30,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31	10,543	$10.31	12,600	$10.31
Granted	—		—
Exercised	—		—
Cancelled	—		—
Outstanding at June 30	10,543	$10.31	12,600	$10.31

In connection with the Company’s initial public stock sale, each of the twelve organizers received 6,300 stock warrants which gives them the right to purchase 6,300 shares of the Company’s common stock at a price of $7.93 per share.  The warrants vested equally over a three-year period beginning September 15, 2000 and expire on September 15, 2010 or ninety days after the warrant holder ceases to serve as a member of the Board of Directors.  On November 18, 2004, the eleven organizers who were still serving on the Board of Directors were granted additional warrants, which give them the right to purchase an additional 138,600 shares of the Company’s common stock at a price of $10.71 per share.  The warrants became fully vested on August 18, 2005.

A summary of the status of the Company’s stock warrants and changes during the reporting periods are presented below (all shares have been adjusted to reflect a 5% stock dividend issued September 15, 2006):

	Six Months Ended June 30,
	2007	2006
Outstanding at December 31	176,442	190,638
Granted	—	—
Exercised	1,050	8,988
Cancelled	—	—
Outstanding at March 31	175,392	181,650

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Six Months Ended June 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$102,974	743,691	$0.14
Effect of dilutive securities
Stock options and warrants	—	29,824
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$102,974	773,515	$0.13

	Six Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$295,523	731,571	$0.40
Effect of dilutive securities
Stock options and warrants	—	34,621
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$295,523	766,192	$0.39

	Three Months Ended June 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$50,201	743,759	$0.07
Effect of dilutive securities
Stock options and warrants	—	28,757
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$50,201	772,516	$0.06

	Three Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$150,245	735,024	$0.20
Effect of dilutive securities
Stock options and warrants	—	45,222
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$150,245	780,246	$0.19

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity.  The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(67,402)	$24,939	$(42,463)
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on securities	(67,402)	24,939	(42,463)
Other comprehensive income (loss)	$(67,402)	$24,939	$(42,463)

	Six Months Ended June 30, 2006
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(36,995)	$13,688	$(23,307)
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on securities	(36,995)	13,688	(23,307)
Other comprehensive income (loss)	$(36,995)	$13,688	$(23,307)

	Three Months Ended June 30, 2007
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(87,673)	$32,439	$(55,234)
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on securities	(87,673)	32,439	(55,234)
Other comprehensive income (loss)	$(87,673)	$32,439	$(55,234)

	Three Months Ended June 30, 2006
	Pre-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(26,787)	$9,911	$(16,876)
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—
Net unrealized gains (losses) on securities	(26,787)	9,911	(16,876)
Other comprehensive income (loss)	$(26,787)	$9,911	$(16,876)

Accumulated other comprehensive income consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2007 compared to December 31, 2006, and the results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.  This discussion should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  We refer to our bank subsidiary, Heritage Community Bank, as the “Bank”.

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

These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a relatively new company with a limited operating history.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-KBS for the year ended December 31, 2006 and the following:

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2007, net interest income decreased $23,991, or 1.48%, to $1,598,627 as compared to $1,622,618 for the same period in 2006.  Interest income from loans, including fees, increased $457,270, or 17.88%, from the six months ended June 30, 2006 to the comparable period in 2007, as we continued to experience growth in our loan portfolio we incurred $1,415,430 in interest expense for the six months ended June 30, 2007 as compared to $934,169 for the same period in 2006.  The 51.52% increase in interest expense was due to interest expense associated with the trust preferred issuance, repricing of deposits and a change in the Bank’s deposit mix to include more certificates of deposit.  The increase in certificates of deposit was mainly due to a shift in customer’s demand of certificates of deposit.  The net interest margin realized on earning assets decreased from 5.15% for the six months ended June 30, 2006 to 3.88% for the same period in 2007.  The interest rate spread decreased slightly from 4.82% at June 30, 2006 to 3.51% at June 30, 2007.

For the quarter ended June 30, 2007, net interest income totaled $814,831, a decrease of $17,227, or 2.07% when compared to the same quarter ended June 30, 2006.  Interest income totaling $1,386,641 was generated from loans, including fees, during the quarter ended June 30, 2007 as compared to $1,249,036 during the comparable period in 2006.  These changes also resulted from growth in the amount of earning assets as well as supporting liabilities coupled with the effects of a higher interest rate environment.  Interest expense on deposit accounts was $732,817 for the quarter ended June 30, 2007 as compared to $507,798 for the same period in 2006.  The net interest margin realized on earning assets was 3.89% for the quarter ended June 30, 2007 as compared to 5.23% during the same period in 2006.  The interest rate spread was 4.03% for the quarter ended June 30, 2007 as compared to 4.89% for the quarter ended June 30, 2006.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in our loan portfolio.  For the six months ended June 30, 2007, the provision charged to expense was $40,000 as compared to $72,000 in the same period a year earlier. For the quarter ended June 30, 2007, the provision charged to expense was $20,000 as compared to $36,000 for the same period in 2006. The allowance represented 1.09% and 1.17% of gross loans at June 30, 2007 and 2006, respectively. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

We earned $381,993 in noninterest income during the six months ended June 30, 2007, an increase of $25,759 from $356,234 during the comparable period in 2006.  Service charges totaled $235,590 for the six months ended June 30, 2007 as compared to $217,438 in the same period in 2006.  Residential mortgage origination fees decreased $5,646 as compared to the six months ended June 30, 2006.  This decrease is attributable to a continued decline in consumer refinancing activity.  Brokerage fee commissions increased $10,274, or 26.55% from $38,698 for the six months ended June 30, 2006 to $48,972 for the six months ended June 30, 2007.

For the quarter ended June 30, 2007, we earned $202,264 in noninterest income, an increase of $19,667, or 10.77% , from the same period ended June 30, 2006.  The largest component of noninterest income was service charges on deposit accounts, which totaled $124,230 for the quarter ended June 30, 2007 as compared to $106,001 for the quarter ended June 30, 2006.  Residential mortgage origination fees were $8,268 for the quarter ended June 30, 2007 as compared with $12,239 for the 2006 quarter.  This decline from the previous year is due to a decline in residential refinancing.  Income from brokerage fee commissions totaled $27,171 for the quarter ended June 30, 2007, an increase from $20,240 for the quarter ended June 30, 2006.

Noninterest Expense

We incurred $1,777,169 in total noninterest expense for the six months ended June 30, 2007 an increase of 23.61% compared to $1,437,768 for the six months ended June 30, 2006.  The increase in noninterest expense is mainly attributable to expenses associated with our new Camden branch.  The largest category of noninterest expense, salaries and employee benefits, increased from $729,518 for the six months ended June 30, 2006 to $922,650 for the six months ended June 30, 2007.  The increase is attributable to normal pay increases and the hiring of additional staff to meet the needs associated with the growth of the Bank.  Net occupancy expense increased from $104,398 to $175,359 for the six months ended June 30, 2007 mainly due to our branch expansion.  There was also an increase of $10,477 in furniture and fixtures expense for the six months ended June 30, 2007 when compared to the comparable period in the previous year.

For the quarter ended June 30, 2007, noninterest expense increased $177,246, or 23.95%, as compared to the same period ended June 30, 2006.  The largest category, salaries and employee benefits, increased from $372,398 for the quarter ended June 30, 2006 to $468,359 for the quarter ended June 30, 2007 mainly attributable to the hiring of additional personnel to staff our growing operations.

Income Taxes

The income tax expense for the six months ended June 30, 2007 was $60,477, a decrease of $113,084, or 65.16%, as compared to the same period ended June 30, 2006.  This is the result of lower income before taxes.  Our effective tax rate was 37% for the six months ended June 30, 2007 and 2006.  Our effective tax rate was 37% the quarters ended June 30, 2007 and 2006.

Net Income

The decrease in our net interest income coupled with an increase in our noninterest expense resulted in net income for the six months ended June 30, 2007 of $102,974, a decrease of $192,549 as compared to $295,523 for the same period in 2006.  For the quarter ended June 30, 2007, net income was $50,201, as compared to $150,245 for the same period in 2006.

Financial Condition

Assets and Liabilities

During the first six months of 2007, total assets increased $9,635,293, or 11.84%, when compared to December 31, 2006.  Loans increased $4,060,025, or 6.34%, during the first six months of 2007.  Total deposits increased $11,737,841, or 18.13%, from $64,752,251 at December 31, 2006 to $76,490,092 at June 30, 2007.  Other time deposits increased $2,057,054, or 7.33%, during the first six months of 2007.  Savings deposits increased $5,119,274, or 45.93% during the first six months of 2007.  The increase in savings deposits is largely attributable to larger balances held by existing customers as well as new deposits from the Camden branch.

Investment Securities

Investment securities decreased from $6,699,238 at December 31, 2006 to $6,322,499 at June 30, 2007.  The decline is attributable to paydowns in the Bank’s mortgage back securities.  All of the Bank’s marketable investment securities were designated as available-for-sale at June 30, 2007.

Loans

We continued our trend of loan growth during the first six months of 2007.  The increase in loans was attributable to the normal growth of the Bank.  Net loans increased $4,064,185, or 6.42%, during the six month period.  As shown below, the main component of growth in the loan portfolio was real estate – mortgage loans which increased 12.90%, or $4,836,822, from December 31, 2006 to June 30, 2007.  Balances within the major loans receivable categories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
Real estate - construction	$12,854,440	$14,430,612
Real estate - mortgage	42,320,836	37,484,014
Commercial and industrial	6,284,684	5,603,392
Consumer and other	6,658,258	6,540,175
	$68,118,218	$64,058,193

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,	December 31,
	2007	2006
Loans: Nonaccrual loans	$69,618	$257,279
Accruing loans more than 90 days past due	$9,761	$2,919
Loans identified by the internal review mechanism:
Criticized	$456,476	$368,357
Classified	$69,676	$8,989

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank’s credit position at a future date.  Classified loans are inadequately protected by the net worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Bank will sustain a loss if the deficiencies are not corrected.  The change in nonaccrual loans was due to the chargeoff of several loans.  Most of the collateral for these loans was sold and proceeds used to recover the chargeoff amounts.

Allowance for Loan Losses

Activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2007	2006
Balance, January 1,	$744,999	$681,238
Provisions for loan losses for the period	40,000	72,000
Net loans (charged-off) recovered for the period	(44,160)	(16,886)
Balance, end of period	$740,839	$736,352
Gross loans outstanding, end of period	$68,118,218	$64,058,193
Allowance for loan losses to loans outstanding	1.09%	1.15%

Deposits

During the first six months of 2007, total deposits increased by $11,737,841, or 18.13%, from December 31, 2006.  This increase was due to the normal growth of the Bank.  The largest increase was in savings accounts, which increased $5,119,274, or 45.92%, from December 31, 2006.  The increase was attributable to higher balances of existing customers as well as new accounts from the Camden branch.  Expressed in percentages, noninterest bearing deposits increased 7.86% and interest bearing deposits increased 19.80%.

Balances within the major deposit categories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
Noninterest-bearing demand deposits	$9,770,311	$9,058,501
Interest-bearing demand deposits	9,523,755	7,765,473
Savings deposits	16,265,430	11,146,156
Time deposits $100,000 and over	10,826,432	8,735,011
Other time deposits	30,104,164	28,047,110
	$76,490,092	$64,752,251

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposit accounts.  The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 81.25% at June 30, 2007 and 86.13% at December 31, 2006.

Securities available-for-sale, which totaled $5,914,107 at June 30, 2007, serve as a ready source of liquidity.  We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days.  At June 30, 2007, unused lines of credit totaled $7,800,000.  We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank’s total assets, which gave us the ability to borrow up to $9,100,000 as of June 30, 2007.  As of June 30, 2007, we have $4,250,000 in borrowings against this line.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time.  At June 30, 2007, the Bank had issued commitments to extend credit of $12,151,282 and $35,000 in standby letters of credit.  Approximately $9,190,559 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007:

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$25,126	$244,452	$5,679,534	$5,949,112	$6,202,170	$12,151,282
Standby letters of credit	—	—	35,000	35,000	—	35,000
Total	$25,126	$244,452	$5,714,534	$5,984,112	$6,202,170	$12,186,282

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

Capital Resources

Total shareholders’ equity increased from $6,249,549 at December 31, 2006 to $6,318,386 at June 30, 2007.  The increase is due to net income for the period of $102,974, a negative change in the fair value of securities available-for-sale of $42,463, and the exercise of warrants for $8,326.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%.  Under the risk-based standard, capital is classified into two tiers. The Bank’s Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities minus certain intangible assets.  The Bank’s Tier 2 capital consists of the general reserve for loan losses subject to certain limitations.  An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  The Bank is still subject to the minimum capital requirements, which for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of June 30, 2007 as well as the ratios to be considered “well capitalized.”

The following table summarizes the Bank’s risk-based capital at June 30, 2007:

Shareholders’ equity	$9,140,775
Less: intangibles	—
Tier 1 capital	9,140,775
Plus: allowance for loan losses (1)	740,839
Total capital	$9,881,614
Risk-weighted assets	$87,315,531
Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	11.62%
Total capital (to risk-weighted assets)	12.56%
Tier 1 capital (to total average assets)	10.47%

(1) Limited to 1.25% of risk-weighted assets

Item 3. Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), our Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

Our board of directors submitted one matter to a vote of our security holders during the three months ended June 30, 2007 at our annual meeting of shareholders held on May 17, 2007.

Proposal #1 – Election of Directors

Our board of directors is divided into three classes with staggered terms so that the terms of only approximately one-third of our board members expire at each annual shareholders meeting.  The director nominees listed below were up for election and received the following votes:

Name	Votes For	Withheld
Francine P. Bachman	486,494	—
Thomas James Bell, Jr.	486,494	—
Peter C. Coggeshall, Jr.	486,494	—
Terry M. Hancock	486,494	—

The shareholders elected each of the nominees for a three-year term expiring at the 2010 annual shareholders meeting.    The terms of the following directors will expire at the 2008 annual shareholders meeting:  Randolph G. Rogers, Howard W. Tucker, Jr., Curtis A. Tyner, Sr., and Patricia M. West.  The terms of the following directors will expire at the 2009 annual shareholders meeting:  Franklin Hines, J. Richard Jones, Jr., Woodward H. Morgan III, and Gosnold G. Segars.

Item 5. Other Information

We distributed a letter to our shareholders on or about April 6, 2007 regarding our intent to engage in a transaction to terminate our SEC registration through a plan of reorganization.  We plan to submit proxy materials regarding the plan of reorganization to our shareholders for approval at a special meeting of shareholders.  For more information with respect to the proposed deregistration transaction, please see Form 8-K (File No. 000-32493) filed on April 6, 2007 with the SEC.

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

Date: August 10, 2007	/s/ CURTIS A. TYNER
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